Form 10-Q
period 2000-03-31
CAPSULE COMMUNICATIONS INC
filed 2000-05-15
CIK 1113227

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q
                           ________________________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2000
                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to _____

                       Commission File Number:  0-22944

                         Capsule Communications, Inc.
                         ----------------------------
            (Exact name of Registrant as specified in its charter)

                Delaware                                   22-3055962
    -------------------------------                        ----------
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization)

2 Greenwood Square, 3331 Street Road, Suite 275
Bensalem, Pennsylvania                                        19020
----------------------                                        -----
(Address of principal executive offices)                    (Zip Code)

                                (215)-633-9400
                                --------------
             (Registrant's telephone number, including area code)

                                 US Wats, Inc.
                                 -------------
       (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports); and, (2) has been subject to such filing requirements for the past 90 days.

                                  Yes   X     No _____
                                       ---

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                                         Outstanding at
                       Common Stock       May 8, 2000
                       ------------  --------------------
                          $.001           20,728,444

                 CAPSULE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                   FORM 10-Q

                                     INDEX

                                                                                     Page (s)
                                                                                     --------
PART I
======

FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets
             March 31, 2000 (unaudited) and December 31, 1999                          3 - 4

          Consolidated Statements of Operations
             Three Months Ended March 31, 2000 and 1999 (unaudited)                        5

          Consolidated Statements of Cash Flows
             Three Months Ended March 31, 2000 and 1999 (unaudited)                        6

          Notes to Consolidated Financial Statements (unaudited)                      7 - 12

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                                  13 - 14

Item 3.   Quantitative and Qualitative Disclosure about Market Risk                       14

PART II
=======

OTHER INFORMATION

Item 1.   Legal Proceedings                                                               15

Item 2.   Changes in Securities and use of Proceeds                                       15

Item 3.   Defaults upon Senior Securities                                                 15

Item 4.   Submission of Matters to a Vote of Security Holders                             15

Item 5.   Other Information                                                               15

Item 6.   Exhibits and Reports on Form 8-K                                                15

SIGNATURE PAGE                                                                            16

PART I
======

Financial Information

Item 1.
------
Financial Statements


                 CAPSULE COMMUNICATIONS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                      March 31,     December 31,
                                                  2000 (unaudited)      1999
                                                  ----------------      ----
                 Assets
                 ------

Current Assets

    Cash and cash equivalents                         $ 1,205,657    $   827,048
    Restricted cash                                       780,232        770,363
    Accounts receivable, net of allowance for
       doubtful accounts of $976,958 for 2000,
       and $1,711,853 for 1999                          5,751,887      5,772,799
    Prepaid expenses and other                            218,524        201,724
                                                      -----------    -----------
        Total Current Assets                            7,956,300      7,571,934
                                                      -----------    -----------

Property and Equipment

    Telecommunications equipment                        4,139,886      4,120,775
    Equipment                                           1,948,569      1,863,177
    Software                                              655,422        655,422
    Office furniture and fixtures                         174,272        161,282
    Leasehold improvements                                672,285        668,820
                                                      -----------    -----------
                                                        7,590,434      7,469,476
    Less accumulated depreciation and amortization      4,688,071      4,459,111
                                                      -----------    -----------

        Total Property and Equipment, net               2,902,363      3,010,365
                                                      -----------    -----------

Other assets                                              522,151        323,914
                                                      -----------    -----------
        Total                                         $11,380,814    $10,906,213
                                                      ===========    ===========

  The accompanying notes are an integral part of these financial statements.

                 CAPSULE COMMUNICATIONS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                            March 31,      December 31,
                                                        2000 (unaudited)      1999
                                                        ---------------       ----
         Liabilities and Shareholders' Equity
         ------------------------------------

Current Liabilities

    Note payable                                         $  2,409,048      $  1,036,507
    Capital lease obligations, current portion                 99,706           153,289
    Accounts payable                                        5,035,550         5,085,368
    Accrued commissions                                       777,732           643,321
    Accrued expenses and other                              1,129,822         1,162,975
    State and Federal taxes payable                         1,093,478         1,039,966
    Deferred revenue                                           84,199                --
                                                         ------------      ------------
        Total Current Liabilities                          10,629,535         9,121,426
                                                         ------------      ------------

Common Shareholders' Equity
    Common stock, $.001 par, authorized
    100,000,000 shares; issued:
    20,947,444 shares in 2000
    20,925,944 shares in 1999                                  20,947            20,926
    Additional paid-in capital                             12,124,239        12,087,332
    Accumulated deficit                                   (11,393,688)      (10,323,252)
                                                         ------------      ------------
                                                              751,498         1,785,006

Common stock held in treasury
    (219,000 shares in 2000 and 1999), at par value              (219)             (219)
                                                         ------------      ------------

                                                              751,279         1,784,787
                                                         ------------      ------------

         Total                                           $ 11,380,814      $ 10,906,213
                                                         ============      ============

  The accompanying notes are an integral part of these financial statements.

                 CAPSULE COMMUNICATIONS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)



                                                       Three Months Ended
                                                           March 31,
                                                     2000             1999
                                               ------------------------------
Revenues                                        $  8,733,562    $  9,185,562

Cost of sales                                      6,170,011       6,269,743
                                                ------------    ------------
Gross profit                                       2,563,551       2,915,819

Selling, general and administrative expenses       3,608,208       3,557,231
                                                ------------    ------------

Loss from operations                              (1,044,657)       (641,412)

Other income (expense)
   Interest income                                    22,449          26,348
   Interest expense                                  (48,228)        (48,749)
                                                ------------    ------------

Loss before income taxes                          (1,070,436)       (663,813)

Income taxes                                              --              --
                                                ------------    ------------

Net loss                                          (1,070,436)       (663,813)

Preferred dividends                                       --           6,750
                                                ------------    ------------

Net loss attributable to common shareholders    $ (1,070,436)   $   (670,563)
                                                ============    ============
Net loss per share attributable
to common shareholders                          $       (.05)   $       (.04)
                                                ============    ============
Weighted average number of shares outstanding     20,719,796      19,049,233
                                                ============    ============

  The accompanying notes are an integral part of these financial statements.

                  CAPSULE COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                        Three Months Ended
                                                                            March 31,
                                                                      2000            1999
                                                                  ---------------------------
OPERATING ACTIVITIES
   Net loss before preferred dividends                            $(1,070,436)   $  (663,813)
   Adjustments to reconcile net loss to
   net cash provided by (used-in) operating activities
       Stock and stock options issued for services                     10,403             --
       Depreciation and amortization                                  259,380        374,435
       Provision for bad debts                                        176,213        134,116
   Changes in assets and liabilities which provided
   (used) cash:
           Accounts receivable                                       (155,301)        73,486
           Prepaid expenses and other                                 (16,800)        (1,441)
           Other assets                                              (228,657)         5,553
           Deferred revenue                                            84,199         (1,217)
           Accounts payable and accrued expenses                       51,440        602,782
           State and Federal Taxes payable                             53,512       (110,746)
                                                                  -----------    -----------

     Net cash provided by (used in) operating activities             (836,047)       413,155
                                                                  -----------    -----------
INVESTING ACTIVITIES
     Purchase of property and equipment                              (120,958)      (242,390)
     Increase in restricted cash                                       (9,869)            --
                                                                  -----------    -----------

     Net cash used in investing activities                           (130,827)      (242,390)
                                                                  -----------    -----------
FINANCING ACTIVITIES
     Proceeds from private placement                                       --      1,530,000
     Proceeds from stock option exercises                              26,525          2,080
     Increase in notes payable net                                  1,372,541       (456,805)
     Repayment of capital lease obligations                           (53,583)       (57,579)
     Preferred stock dividend                                              --         (6,750)
                                                                  -----------    -----------

     Net cash provided by financing activities                      1,345,483      1,010,946
                                                                  -----------    -----------

Net increase (decrease) in cash                                       378,609      1,181,711

Beginning cash and cash equivalents                                   827,048      1,665,485
                                                                  -----------    -----------
Ending cash and cash equivalents                                  $ 1,205,657    $ 2,847,196
                                                                  ===========    ===========

  The accompanying notes are an integral part of these financial statements.

                 CAPSULE COMMUNICATIONS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Background
--------------

Capsule Communications, Inc. ("the Company"), formerly known as US WATS, Inc., formed a new wholly-owned subsidiary in the State of Delaware under the name of Capsule Communications, Inc. At the Company's Annual Meeting of Shareholders held on November 24, 1999, the shareholders voted to approve the reincorporation of the Company in Delaware by merging US WATS, Inc. into the new Delaware subsidiary. After receiving approval from the Public Utility Commissions of various states in which US WATS, Inc. conducted business, the reincorporation merger was effected under Delaware law on April 27, 2000. The Company now operates as a Delaware corporation under the name Capsule Communications, Inc.

The Company is a switch-based interexchange carrier providing long distance telephone communications services primarily to small and medium-size business customers as well as residential customers. The Company also provides inbound long distance services, as well as other telecommunications services such as travel cards (calling cards), cellular, paging, internet service, dedicated access, data services, pre-paid calling cards (debit cards), international callback and carrier termination services. The Company uses its own switches and facilities to originate, transport and terminate calls for customers generally located between Maine and Norfolk, Virginia and California (on-net areas). Approximately 89% of the calls billed by the Company are processed through the Company's own switches as of March 31, 2000. For calls originating or terminating outside the Company's own network (off-net area), the Company utilizes the services provided by other long distance companies.

The Company's revenues are derived primarily from the transport of outgoing and incoming calls, which are billed by the Company to end-users at specified rates. Transport costs of these calls are billed to the Company from other carriers at contractual rates. These carriers supply the Company with call detail information, which enables the Company to bill its customers depending upon the Company's individual rates. The combination of the efficiency of the Company's network and facilities, and the purchase of long distance services in bulk from other carriers allows the Company to offer competitive rates to small and medium-sized businesses.

The Company differentiates itself from a price-only sales approach by offering various value-added services for its customers, through the use of its customized software. The Company's outbound long distance services, inbound services, cellular, paging and internet services are provided on one combined bill which includes various management reports. The Company believes its consultative approach to meeting its customers' needs distinguishes it from its larger competitors. All of the Company's customer support functions, such as customer service, credit and collections, administrative services are centrally located at the Company's offices at 2 Greenwood Square, 3331 Street Road, Suite 275, Bensalem, Pennsylvania 19020. The Company's telephone number at that location is (215) 633-9400.

The accompanying unaudited interim consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in the opinion of management, include all adjustments necessary for a fair presentation of such financial statements. Such adjustments consist only of normal recurring items. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. Where appropriate, certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of results to be expected for the full year.

The accompanying unaudited interim consolidated financial statements and related notes should be read in conjunction with the financial statements and related notes included in the Company's Form 10-K and Form 10-K/A for the year ended December 31, 1999.

2.  Summary of Significant Accounting Policies
----------------------------------------------

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its four wholly-owned subsidiaries, USW Corporation, USW Enterprises, Inc., Carriers Group Inc., and US WATS of Virginia, Inc. after elimination of all inter-company accounts, transactions and profits.

Business Segments

The Company's operations have been aggregated into a single reportable segment, based on the similarity of its customer, products and methods of distribution, as permitted under SFAS No. 131.

Revenue Recognition

The Company recognizes revenue based upon the customer's usage of services. The Company bills its customers for service on a monthly basis. However, in some instances, it bills certain customers on a more frequent basis.

Cash and Cash Equivalents

The Company considers cash in its bank and repurchase agreements with a maturity of three months or less when purchased as cash and cash equivalents.

At certain times during the year, the Company has balances in its operating accounts that in the aggregate exceed the $100,000 Federal Deposit Insurance Corporation insurance limit.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is calculated for financial reporting purposes using the straight-line method over the estimated useful lives of the assets:

               Telecommunications equipment....................... 7 years
               Furniture fixtures and other....................... 5 years


Deferred Financing Costs

Loan origination costs are amortized over the term of the related loan, and are included in other assets.

Goodwill

The Company records the excess of purchase price over the fair market value of net assets acquired as goodwill. Goodwill is amortized using the straight line method over 3 years and is included in other assets.

Accounts Payable

Accounts payable includes the cost of access charges due to local telephone companies and long distance transport purchased from long distance carriers.

Marketing

All costs related to marketing and advertising the Company's products and services are expensed in the period incurred.

Use of Estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Loss per Common Share Attributable to Common Shareholders

Loss per common share attributable to common shareholders is computed by dividing net loss after deduction of preferred stock dividends, if any, by the weighted average number of common shares outstanding during the period.

For the three months ended March 31, 2000 and 1999, the Company's potential common stock equivalents had an anti-dilutive effect on loss per share attributable to common shareholders and, therefore, diluted loss per common share attributable to common shareholders has not been presented.

The following table summarizes those securities that could potentially dilute loss per common share attributable to common shareholders in the future that were not included in determining the fully diluted loss per common share attributable to common shareholders as the effect is anti-dilutive.

                                                        Three Months Ended March 31,
Potential Common Shares resulting from:                   2000                1999
                                                          ----                ----
Stock Options                                           1,006,926           662,052

Stock Warrants                                                  0                 0

Cumulative, Convertible, Redeemable Preferred Stock             0           300,000
                                                        ---------           -------
                                                        1,006,926           962,052
                                                        =========           =======


Fair Value of Financial Instruments

The fair value of the Company's financial instruments such as accounts receivable, accounts payable, and note payable approximate their carrying amounts.

Carrying Value of Long-Term Assets

The Company evaluates the carrying value of long-term assets, including property, plant and equipment, and other intangibles, based upon current and anticipated undiscounted cash flows, and recognizes an impairment when such estimated cash flows are less than the carrying value of the asset. Measurement of the amount of impairment, if any, is based upon the difference between carrying value and fair value.

Reclassification of Accounts

Certain reclassifications have been made to conform prior years' balances to the current year presentation.

3.  Note Payable
----------------

The Company has a revolving $2,000,000 credit facility with Century Business Credit Corporation, which is renewable for three successive one-year periods beginning on May 11, 1999. Interest on the revolving credit facility is currently calculated at the prime lending rate plus 2 3/4%, on a minimum loan balance of $750,000. The loan is collateralized by accounts receivable and fixed and intangible assets of the Company. As of March 31, 2000, the Company's outstanding balance on its credit facility was approximately $909,000 leaving approximately $1,091,000 available, based on collateral, for future borrowing under the credit facility.

On March 22, 2000, the Company entered into a Loan Agreement with Gold & Appel Transfer, S.A. ("G &A") and the Foundation for the International Non-Governmental Development of Space, a non-profit organization ("FINDS"). Walt Anderson, a director of the Company, is also the president and director of both G&A and FINDS. The terms of the agreement call for the Company to borrow up to $1,000,000 from G&A and $500,000 from FINDS at a rate of 10% per annum and due and payable on March 1, 2001. The agreement permits the Company to convert any or all portions of the loan amount to shares of the Company's Common Stock at $2.50 per share. As of March 31, 2000, the Company's loan balance was $1,500,000 and is recorded in note payable.

During 1999, the Company obtained a letter of credit in the amount of $752,000 for the potential settlement of litigation related to Mr. Scully (see footnote
4).

4.   Litigation
---------------

On June 13, 1997, Mark Scully, a former President and Chief Operating Officer of the Company, filed a complaint against the Company, Kevin O'Hare, Aaron Brown and Stephen Parker in the United States District Court for the Eastern District of Pennsylvania. Mr. Scully asserts various claims in connection with his termination of employment with the Company on December 30, 1996. In particular, he alleges, among other things, breach of contract in connection with the termination of certain stock options, breach of the alleged contract for employment, breach of an asserted duty of good faith and fair dealing, fraudulent and negligent misrepresentation, and civil conspiracy. Mr. Scully alleges damages of at least $1.6 million, plus attorneys' fees, costs and other disbursements and the cost of COBRA payments and interest; $1 million of the alleged damages claimed are punitive. The Company contests the allegations of the complaint and intends to vigorously defend against the action. On June 9, 1999, the Court issued its decision and judgment was entered in favor of Mr. Scully and against the Company and two former officers for the sum of approximately $626,000, which was accrued during 1999, and required the Company to establish an escrow account equal to 120% of the judgment. The balance in the escrow account at March 31, 2000 was $780,232 and is recorded as restricted cash. The Court denied Mr. Scully's claim for attorneys' fees and liquidated damages. The Company has appealed the decision and maintains that the Court made a number of errors of law and that the Court applied the wrong measure of damages. Mr. Scully has appealed the judgment as well.

On November 5, 1999, the Company filed a civil action lawsuit against Cominex, LLC ("Cominex"), a former customer, in the United States District Court for the Eastern District of Pennsylvania, to recover approximately $835,000 for unpaid telephone services. On February 4, 2000, the Court entered a stipulated judgment in the Company's favor for approximately $835,000. Under the stipulated judgment, the Company could not proceed to collect or execute on any assets of Cominex for a period of 90 days from the entry of the judgment, which period expired on May 5, 2000. Cominex has orally advised the Company that it has no unencumbered assets. As of this date, there is no additional information concerning the likely recovery, if any, on the judgment.

The Company is party, in the ordinary course of business, to other litigation involving services rendered, contract claims and other miscellaneous causes of action arising from its business. The Company has established reserves relating to its legal claims and believes that potential liabilities in excess of those recorded will not have a material adverse effect on the Company's consolidated financial statements, however, there can be no assurances to this effect.

5.   Acquisition
----------------

On March 17, 2000, the Company purchased certain assets of the business of Cam-Comm, Inc. The Company acquired the customer base and accounts receivable of approximately 70 private line customers from Cam-Comm, Inc. in exchange for a cash payment of $150,000 and an agreement to pay an amount not to exceed an additional $159,000 for an outstanding liability of Cam-Comm, Inc. The $150,000 is recorded as goodwill at March 31, 2000. Of the additional $159,000, $74,000 has been recorded in goodwill, which is the amount that the Company anticipates to pay for the outstanding liability of Cam-Comm, Inc. The goodwill amount is to be amortized over three years. The Company's Chairman, James M. Rossi, is also the Chairman of Cam-Comm, Inc. Mr. Rossi has agreed to reimburse the Company one half of any amount paid by the Company in excess of a total of $200,000.

6.   OTHER SALES INFORMATION
----------------------------

Net sales information by the Company's product groups for the quarters ended March 31 are summarized as follows:

                                   2000                   1999
                                   ----                   ----
                                  Amount         %       Amount         %
                                  ------                 ------
Domestic 1+                    $4,522,902       52    $4,807,680       52
International                   1,322,572       15     1,372,782       15
Inbound                         1,625,932       19     1,602,774       18
Wireless                          200,874        2       295,304        3
Domestic Carrier Termination    1,061,282       12     1,107,022       12
                               ----------      ---    ----------      ---
     Total                     $8,733,562      100%   $9,185,562      100%
                               ==========      ===    ==========      ===

Item 2.
------
Management's Discussion and Analysis of Financial Condition and Results of Operations


RESULTS OF OPERATIONS

Revenue for the quarter ended March 31, 2000 decreased approximately $452,000 (4.9%) versus the quarter ended March 31, 1999. Approximately $377,000 (83%) of the decrease was due to a decrease in the Company's revenue derived from retail sales through the agent and reseller channels. This was mainly attributed to decreasing selling rates as a result of strong competition in the marketplace. Competitive pressures resulted in a decline in the Company's average retail rate per minute of $.025 from the quarter ended March 31, 1999 to the quarter ended March 31, 2000. The Company has recently instituted several private internet web sites from which its agents are generating new orders electronically. The Company expects to continue its efforts to expand this strategy in order to generate new business. The Company has recently issued a new selling plan with aggressive pricing to the agents. This strategy is intended to allow the Company to build the revenue base by adding additional minutes in order to offset the decline in the retail rate per minute.

Revenue through the carrier sales channel decreased by approximately $46,000 for the quarter ended March 31, 2000 or 10% of the overall revenue decrease. Similar to the retail sales channel, in the carrier sales channel the average selling price per minute decreased by approximately $.023 from the quarter ended March 31, 1999 to the quarter ended March 31, 2000 as a result of strong competition. Also, in the third quarter of 1999, the Company lost a significant carrier customer as a result of the customer's bankruptcy. The Company is in the process of rebuilding the carrier sales channel to higher but controlled revenue levels.

For the quarter ended March 31, 2000, gross profit as a percentage of revenue decreased to approximately 29% versus 32% for the quarter ended March 31, 1999. The decrease in gross profit margin is attributed to an increase in cost of sales in the quarter ended March 31, 2000. This increase was a result of temporary duplication of network facilities associated with migrating the network to the new switch in Philadelphia.

Selling, general and administrative ("SG&A") expenses for the quarter ended March 31, 2000 increased approximately $51,000 versus the amount incurred in the quarter ended March 31, 1999. The increase in SG&A expense is mainly due to a increase in salary expense of approximately $256,000, as a result of the an increase in headcount to support new direct sales programs. This increase was offset by a decrease in commission expense of approximately $241,000, due to the decline in revenues. The Company's bad debt expense was approximately (2%) of revenue for the quarter ended March 31, 2000 compared with (1.5%) of revenue for the quarter ended March 31, 1999. Bad debt expense increased by approximately $42,000 for the quarter ended March 31, 2000. SG&A expense as a percentage of revenue increased from approximately 39% for the quarter ended March 31, 1999 to approximately 41% for the quarter ended March 31, 2000. This increase is mainly due to the decrease in revenue.

Interest expense for the quarter ended March 31, 2000 remained relatively the same as the quarter ended March 31, 1999.

The net loss for the quarter ended March 31, 2000 was approximately $1,070,000, an increase of approximately $407,000 versus the quarter ended March 31, 1999. The additional net loss is a result of decreased revenues as mentioned above. Also, approximately $200,000 of the net loss for the quarter ended March 31, 2000 is associated with the temporary duplicated network costs incurred as a result of the migration of the network to the new switch in Philadelphia. The Company was forced to pay duplicate network costs to its underlying carriers through March 31, 2000 as a result of decommissioning network facilities connected to the old switch in Philadelphia. Also, approximately $232,000 in salary and other SG&A expenses was incurred as a result of the implementation of a new Affinity direct sales program. The program is designed to target customers from Chambers of Commerce throughout the nation and their members. Finally, approximately $136,000 in legal and marketing expenses was incurred as a result of the Company's reincorporation merger and name change to Capsule Communications, Inc.


LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2000, cash and cash equivalents were approximately $1,986,000. Cash flow used in operations in the first quarter of 2000 was approximately $836,000. Net cash used in investing activities was approximately $131,000, which primarily resulted from the purchase of property and equipment.

Working capital deficiency at March 31, 2000 was approximately $2,673,000 as compared to a deficiency of approximately $1,549,000 at December 31, 1999. The decrease in working capital was primarily due to the net loss as mentioned above.

The Company's working capital ratio decreased from .83:1.00 at December 31, 1999 to 75:1.00 at March 31, 2000. The Company's cash balance increased approximately $379,000 from its balance at December 31, 1999. This was mainly due to the increase in note payable associated with the loan agreements with Gold & Appel and FINDS.

On March 22, 2000, the Company entered into a Loan Agreement with Gold & Appel Transfer, S.A. ("G &A") and the Foundation for the International Non-Governmental Development of Space, a non-profit organization ("FINDS"). The terms of the agreement call for the Company to borrow up to $1,000,000 from G&A and $500,000 from FINDS at a rate of 10% per annum and due and payable on March 1, 2001. As of March 31, 2000, the Company's loan balance was $1,500,000 and is recorded in note payable. The agreement permits the Company to convert any or all portions of the loan amount to shares of the Company's Common Stock at $2.50 per share. The Company intends to convert all loan amounts in the second quarter of 2000 in order to meet the capital and surplus requirements for its Common Stock to remain listed on Nasdaq SmallCap Market.

The Company believes that it will require additional funds in the near future to continue its operations. Management will focus on obtaining additional financing and raising additional equity in order to support future growth. The Company's plans for growth include both substantial internal growth and the potential acquisition of other long distance companies. Also, in order to achieve the Company's plans for growth in the long distance business as well as its entry into other communications services, the Company may require additional financing and is currently seeking sources of funding. The Company cannot give assurance as to the potential success of these efforts.

Item 3
------

Quantitative and Qualitative Disclosure About Market Risk

Not applicable.

PART II
=======
Other Information

Item 1.   Legal Proceedings

               For a discussion of pending legal proceedings, see Note 4 to the Consolidated Financial Statements contained in this filing, which
               Note 4 is incorporated by reference into this Item 1.

Item 2.   Changes in Securities

               None.

Item 3.   Defaults upon Senior Securities

               None.

Item 4.   Submission of Matters to a Vote of Security Holders

               None

Item 5.   Other Information

               None.

Item 6.   Exhibits and Reports on Form 8-K

               (a)  Exhibits:

                         Exhibit No. 27, Financial Data Schedule

               (b)  Reports on Form 8-K:

                         None.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Capsule Communications, Inc.
                                   (Registrant)



                                   By:  /s/  Michael McAnulty
                                      ------------------------------------------
                                       Michael McAnulty
                                       Chief Financial Officer

Dated:  May 15, 2000