Form 10-Q
period 2000-06-30
CAPSULE COMMUNICATIONS INC DE
filed 2000-08-14
CIK 1113227

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q
                            ----------------------


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2000
                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to _____

                       Commission File Number:  0-22944

                         Capsule Communications, Inc.
            (Exact name of Registrant as specified in its charter)

            Delaware                                   22-3055962
(State or other jurisdiction of            (I.R.S.  Employer Identification No.)
incorporation or organization)

2 Greenwood Square, 3331 Street Road, Suite 275
Bensalem, Pennsylvania                                     19020
----------------------                                     -----
(Address of principal executive offices)                 (Zip Code)

                                (215) 633-9400
                                --------------
             (Registrant's telephone number, including area code)

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
                        Yes     X    No
                              -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                                   Outstanding at
                   Common Stock    August 14, 2000
                   ------------    ---------------
                       $.001          22,448,444

                 CAPSULE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                   FORM 10-Q

                                     INDEX

                                                              Page(s)
                                                              -------
PART I
======

FINANCIAL INFORMATION
Item 1.  Financial Statements

         Consolidated Balance Sheets
            June 30, 2000 (unaudited) and December 31, 1999            3 - 4

         Consolidated Statements of Operations
            Three and Six Months Ended June 30, 2000 and 1999
            (unaudited)                                                5

         Consolidated Statements of Cash Flows
            Six Months Ended June 30, 2000 and 1999 (unaudited)        6

         Notes to Consolidated Financial Statements (unaudited)        7 - 12

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                    13 - 16

Item 3.  Quantitative and Qualitative Disclosure about Market Risk    16

PART II
=======

OTHER INFORMATION

Item 1.  Legal Proceedings                                            17

Item 2.  Changes in Securities and use of Proceeds                    17

Item 3.  Defaults upon Senior Securities                              17

Item 4.  Submission of Matters to a Vote of Security Holders          17

Item 5.  Other Information                                            17

Item 6.  Exhibits and Reports on Form 8-K                             17

SIGNATURE PAGE                                                        18

PART I
======
Financial Information

ITEM 1.
------
Financial Statements



                 CAPSULE COMMUNICATIONS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS



                                                       June 30,      December 31,
                                                   2000 (unaudited)      1999
                                                   ----------------  ------------

                       Assets
                       ------

Current Assets
 Cash and cash equivalents                             $ 1,496,023        827,048
 Restricted cash                                           790,376        770,363
 Accounts receivable, net of allowance for
  doubtful accounts of $1,170,445 for 2000,
  and $1,711,853 for 1999                                6,060,723      5,772,799
 Note receivable from stock issued                         900,000             --
 Prepaid expenses and other                                211,442        201,724
                                                       -----------    -----------

  Total Current Assets                                   9,458,564      7,571,934
                                                       -----------    -----------

Property and Equipment
 Telecommunications equipment                            4,215,457      4,120,775
 Equipment                                               1,996,396      1,863,177
 Software                                                  655,422        655,422
 Office furniture and fixtures                             179,342        161,282
 Leasehold improvements                                    675,765        668,820
                                                       -----------    -----------
                                                         7,722,382      7,469,476
 Less accumulated depreciation and amortization          4,918,855      4,459,111
                                                       -----------    -----------

  Total Property and Equipment, net                      2,803,527      3,010,365
                                                       -----------    -----------

Other assets                                               468,245        323,914
                                                       -----------    -----------

  Total                                                $12,730,336    $10,906,213
                                                       ===========    ===========


The accompanying notes are an integral part of these consolidated financial statements.

                                      -3-

                 CAPSULE COMMUNICATIONS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                    June 30,        December 31,
                                                2000 (unaudited)        1999
                                                ----------------        ----


     Liabilities and Shareholders' Equity
     -------------------------------------

Current Liabilities
 Note payable                                       $  1,304,348   $  1,036,507
 Capital lease obligations, current portion               49,002        153,289
 Accounts payable                                      5,871,466      5,085,368
 Accrued commissions                                     680,858        643,321
 Accrued expenses and other                            1,203,011      1,162,975
 State and Federal taxes payable                       1,296,419      1,039,966
 Deferred revenue                                        182,600             --
                                                    ------------   ------------

  Total Current Liabilities                           10,587,704      9,121,426
                                                    ------------   ------------


Common Shareholders' Equity
  Common stock, $.001 par, authorized
  100,000,000 shares; issued:
  22,667,444 shares in 2000
  20,925,944 shares in 1999                               22,667         20,926
 Additional paid-in capital                           14,522,499     12,087,332
 Accumulated deficit                                 (12,402,315)   (10,323,252)
                                                    ------------   ------------
                                                       2,142,851      1,785,006
Common stock held in treasury
 (219,000 shares in 2000 and 1999), at par value            (219)          (219)
                                                    ------------   ------------

                                                       2,142,632      1,784,787
                                                    ------------   ------------

  Total                                             $ 12,730,336   $ 10,906,213
                                                    ============   ============


The accompanying notes are an integral part of these consolidated financial statements.

                                      -4-

                 CAPSULE COMMUNICATIONS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)



                                                    Three Months Ended              Six Months Ended
                                                           June 30,                     June 30,
                                                          ---------                    --------
                                                    2000           1999          2000            1999
                                                    ----           ----          ----             ----

Revenues                                         $ 9,563,398    $10,236,755    $18,296,960    $19,422,316

Cost of sales                                      6,967,469      7,322,818     13,137,480     13,592,560
                                                 -----------    -----------    -----------    -----------

Gross profit                                       2,595,929      2,913,937      5,159,480      5,829,756
 .
Selling, general and administrative expenses       3,598,802      3,687,310      7,207,010      7,244,541
                                                 -----------    -----------    -----------    -----------

Loss from operations                              (1,002,873)      (773,373)    (2,047,530)    (1,414,785)

Other income (expense)
  Interest income                                     33,742         42,232         56,191         68,580
  Interest expense                                   (39,495)       (40,713)       (87,723)       (89,462)
                                                 -----------    -----------    -----------    -----------

Loss before income taxes                          (1,008,626)      (771,854)    (2,079,062)    (1,435,667)

Income tax expense                                         0              0              0              0
                                                 -----------    -----------    -----------    -----------

Net loss                                          (1,008,626)      (771,854)    (2,079,062)    (1,435,667)

Preferred dividends                                        0          6,750              0         13,500
                                                 -----------    -----------    -----------    -----------

Net loss attributable to common shareholders     $(1,008,626)   $  (778,604)   $(2,079,062)   $(1,449,167)
                                                 ===========    ===========    ===========    ===========

Net loss per share attributable
  to common shareholders                               $(.05)         $(.04)         $(.10)         $(.07)
                                                 ===========    ===========    ===========    ===========


Weighted average number of shares outstanding     21,153,939     20,002,795     20,936,867     19,528,648
                                                 ===========     ==========     ==========    ===========


The accompanying notes are an integral part of these consolidated financial statements.

                                      -5-

                 CAPSULE COMMUNICATIONS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                     Six Months Ended
                                                                          June 30,
                                                                    2000           1999
                                                                -------------------------
OPERATING ACTIVITIES
 Net income (loss) before preferred dividends                   $(2,079,062)  $(1,435,667)
 Adjustments to reconcile net income (loss)
 to net cash provided by (used-in) operating activities
  Issuance of stock options                                          10,402        10,403
  Depreciation and amortization                                     539,720       661,457
  Provision for bad debts                                           349,824       227,781
  Changes in assets and liabilities which provided
  (used) cash:
   Accounts receivable                                             (637,748)   (1,048,170)
   Prepaid expenses and other                                        (9,718)        3,776
   Other assets                                                    (224,325)       58,155
   Deferred revenue                                                 182,600        (2,142)
   Accounts payable and accrued expenses                            863,662     1,779,017
   State and Federal Taxes payable                                  256,453       (26,441)
                                                                -----------   -----------

 Net cash provided by (used in) operating activities               (748,192)      228,169
                                                                -----------   -----------

INVESTING ACTIVITIES
 Purchase of property and equipment                                (252,906)     (917,740)
 Increase in restricted cash                                        (20,013)           --
                                                                -----------   -----------

 Net cash (used in) investing activities                           (272,919)     (917,740)
                                                                -----------   -----------

FINANCING ACTIVITIES
 Proceeds from private placement                                         --     1,530,000
 Proceeds from note payable subsequently                          1,500,000            --
  converted to equity
 Proceeds from stock option exercises                                26,532       165,048
 Increase (decrease) in notes payable net                           267,841      (232,914)
 Repayment of capital lease obligations                            (104,287)     (116,593)
 Preferred stock dividends                                               --       (13,500)
                                                                -----------   -----------


 Net cash provided by financing activities                        1,690,086     1,332,041
                                                                -----------   -----------

Net increase in cash                                                668,975       642,470

Beginning cash and cash equivalents                                 827,048     1,665,485
                                                                -----------   -----------

Ending cash and cash equivalents                                $ 1,496,023   $ 2,307,955
                                                                ===========   ===========

The accompanying notes are an integral part of these consolidated financial statements.

                                      -6-

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

The Company is a switch-based interexchange carrier providing long distance telephone communications services primarily to small and medium-size business customers as well as residential customers. The Company also provides inbound long distance services and local resale services as well as other telecommunications services such as travel cards (calling cards), cellular, paging, internet service, dedicated access, data services, pre-paid calling cards (debit cards), international callback and carrier termination services. The Company uses its own switches and facilities to originate, transport and terminate calls for customers generally located between Maine and Norfolk, Virginia and California (on-net areas). Approximately 86% of the calls billed by the Company are processed through the Company's own switches as of June 30, 2000. For calls originating or terminating outside the Company's own network (off-net area), the Company utilizes the services provided by other telecommunications companies.

The Company's revenues are derived primarily from the transport of outgoing and incoming calls, which are billed by the Company to end-users at specified rates. Transport costs of these calls are billed to the Company from other carriers at contractual rates. These carriers supply the Company with call detail information, which enables the Company to bill its customers depending upon the Company's individual rates. The combination of the efficiency of the Company's network and facilities, and the purchase of long distance services in bulk from other carriers allow the Company to offer competitive rates to small and medium-sized businesses as well as residents.

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

The Company has recently instituted several private internet web sites from which its agents are generating new orders electronically. The Company expects to continue its efforts to expand this strategy in order to generate new business. Additionally, the Company is currently implementing a program to resell local access services to its current and prospective customers in six Bell Atlantic states under its favorable interconnection agreements. Finally, in an effort to increase product lines, the Company has recently implemented a marketing plan to resell Digital Subscriber Line (DSL) services, where available, to its current and prospective customers, which provides dedicated internet access at much greater speeds than existing dial-up service.

All of the Company's customer support functions, such as customer service, credit and collections, and administrative services are centrally located at the Company's offices at 2 Greenwood Square, 3331 Street Road, Suite 275, Bensalem, Pennsylvania 19020. The Company's telephone number at that location is (215) 633-9400.

The accompanying unaudited interim consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in the opinion of management, include all adjustments necessary for a fair presentation of such financial statements.
Such adjustments consist only of normal recurring items. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. Where appropriate, certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of results to be expected for the full year.

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

Business Segments

The Company's operations have been aggregated into a single reportable segment, based on the similarity of its customers, products and methods of distribution, as permitted under SFAS No. 131.

Revenue Recognition

The Company recognizes revenue based upon the customer's usage of services. The Company bills its customers for services on a monthly basis. However, in some instances, it bills certain customers on a more frequent basis.

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

Property and Equipment

Property and equipment are recorded at cost. Depreciation is calculated for financial reporting purposes using the straight-line method over the estimated useful lives of the assets:

            Telecommunications equipment      7 years
            Furniture fixtures and other      5 years

Deferred Financing Costs

Loan origination costs are amortized over the term of the related loan, and are included in other assets.

Goodwill

The Company records the excess of purchase price over the fair market value of net assets acquired as goodwill. Goodwill is amortized using the straight-line method over 3 years and is included in other assets.

Accounts Payable

Accounts payable includes the cost of access charges due local telephone companies and long distance transport purchased from long distance carriers.

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

For the three and six months ended June 30, 2000 and 1999, the Company's potential common stock equivalents had an anti-dilutive effect on loss per share attributable to common shareholders and, therefore, diluted loss per common share attributable to common shareholders has not been presented.

The following table summarizes those securities that could potentially dilute loss per common share attributable to common shareholders in the future that were not included in determining the fully diluted loss per common share attributable to common shareholders as the effect is anti-dilutive.

                                                                     Six Months Ended June 30,
Potential Common Shares resulting from:                              2000                  1999
                                                                    -------               -------

Stock Options                                                       615,980               497,844

Stock Warrants                                                            0                     0

Cumulative, Convertible, Redeemable Preferred Stock                       0               300,000
                                                                    -------               -------

                                                                    615,980               797,844
                                                                    =======               =======


                                                                   Three Months Ended June 30,
Potential Common Shares resulting from:                              2000                  1999
                                                                    -------               -------

Stock Options                                                       156,151               395,433

Stock Warrants                                                            0                     0

Cumulative, Convertible, Redeemable Preferred Stock                       0               300,000
                                                                    -------               -------

                                                                    156,151               695,433
                                                                    =======               =======

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

New Accounting Pronouncements

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company will adopt this standard beginning in January, 2001 and is currently evaluating the effect it will have on the Company's financial statements.

Reclassification of Accounts

Certain reclassifications have been made to conform prior years' balances to the current year presentation.


3.  Note Payable
----------------

The Company has a revolving $2,000,000 credit facility with Century Business Credit Corporation, which is renewable for three successive one-year periods beginning on May 11, 1999. Interest on the revolving credit facility is currently calculated at the prime lending rate plus 2 3/4%, on a minimum loan balance of $750,000. The loan is collateralized by accounts receivable and fixed and intangible assets of the Company. As of June 30, 2000, the Company's outstanding balance on its credit facility was approximately $1,304,000 leaving approximately $696,000 available, based on collateral, for future borrowing under the credit facility.

On March 22, 2000, the Company entered into Loan Agreements with Gold & Appel Transfer, S.A. ("G &A") and the Foundation for the International Non-Governmental Development of Space, a non-profit organization ("FINDS"). Walt Anderson, a director of the Company, is also the president and director of both G&A and FINDS. The terms of the agreements call for the Company to borrow up to an aggregate $1,500,000 from G&A and FINDS at a rate of 10% per annum and due and payable on March 1, 2001. The agreements allow the Company to repay the amounts loaned plus accrued interest by issuing shares of the Company's common stock to the investors. On May 19, 2000, the Company exercised its option to repay the indebtedness under the Agreements and, on May 24, 2000, the Company issued to G&A and FINDS 333,333 and 666,667 shares of common stock, respectively, in full payment of the outstanding principal of, and accrued interest on, the loans previously made by the investors to the Company in the respective original principal amounts of $1.0 million and $500,000. These amounts are recorded as common stock and additional paid in capital-common stock as of June 30, 2000.

During 1999, the Company obtained a letter of credit in the amount of $752,000 for the potential settlement of litigation related to Mr. Scully (see footnote
4).


4.   Litigation
---------------

On June 13, 1997, Mark Scully, the former President and Chief Operating Officer of the Company, filed a complaint against the Company, Kevin O'Hare, Aaron Brown and Stephen Parker in the United States District Court for the Eastern District of Pennsylvania. Mr. Scully asserts various claims in connection with his termination of employment with the Company on December 30, 1996. In particular, he alleges, among other things, breach of contract in connection with the termination of certain stock options, breach of the alleged contract for employment, breach of an asserted duty of good faith and fair dealing, fraudulent and negligent misrepresentation, and civil conspiracy. Mr. Scully alleges damages of at least $1.6 million, plus attorneys' fees, costs and other disbursements and the cost of COBRA payments and interest; $1 million of the alleged damages claimed are punitive. The Company contests the allegations of the complaint and intends to vigorously defend against the action. On June 9, 1999, the Court issued its decision and judgment was entered in favor of Mr. Scully and against the Company and two former officers for the sum of approximately $626,000, which was accrued during 1999, and required the Company to establish an escrow amount equal to 120% of the judgment. The balance in the escrow account at June 30, 2000 was $790,376 and is recorded as restricted cash. The Court denied Mr. Scully's claim for attorneys' fees and liquidated damages. The Company has appealed the decision and maintains that the Court made a number of errors of law and that the Court applied the wrong measure of damages.

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

The Company is party, in the ordinary course of business, to other litigation involving services rendered, contract claims and other miscellaneous causes of action arising from its business. The Company has established reserves relating to its legal claims and believes that potential liabilities in excess of those recorded will not have a material adverse effect on the Company's consolidated financial statements, however, there can be no assurances to that effect.


5.   Investment Agreement
-------------------------

On June 30, 2000, the Company entered into an amendment of a previously authorized investment agreement with G&A and FINDS, whereby the investors jointly and severally agreed to purchase from the Company shares of the Company's common stock for an aggregate purchase price of $3.0 million pursuant to installments scheduled between June 30, 2000 and December 29, 2000. In exchange, the Company will issue to the investors a number of shares of common stock, equal to the quotient that results from dividing each investment amount by the higher of the 30-trading day average closing price of the common stock prior to each transaction, or $1.25.

On June 30, 2000, as part of the investment agreement, the Company issued 720,000 shares of common stock to G&A and in exchange subsequently received $900,000 in cash from G&A.


6.   OTHER SALES INFORMATION
----------------------------

Net sales information by the Company's product groups for the six months ended June 30 are summarized as follows:

                                    2000              1999
                                -----------        -----------
                                   Amount     %       Amount     %
                                -----------        -----------

Domestic 1+                     $ 9,750,714   53   $ 9,577,216   49
International                     2,851,085   16     3,674,937   19
Inbound                           3,063,401   17     3,439,815   18
Wireless                            402,201    2       579,279    3
Domestic Carrier Termination      2,229,559   12     2,151,069   11
                                -----------  ---   -----------  ---
 Total                          $18,296,960  100%  $19,422,316  100%
                                ===========  ===   ===========  ===


Item 2.
------
Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain information contained herein may include "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts included in this report are forward-looking statements. Such statements are subject to certain risks and uncertainties, including but not limited to: changes in general economic conditions, increasing levels of competition in the telecommunications industry, changes in telecommunications technologies, changes in FCC regulations, the Company's reliance on transmission facilities based carriers, risks involved in conducting international operations, the inability to generate sufficient revenues to meet debt service obligations and operating expenses, unanticipated costs associated with the Company's recent and future acquisitions and the failure of the Company to manage its growth effectively. Should one or more of these risks or uncertainties materialize, actual results may vary materially from those estimated, anticipated or projected. Although the Company believes that the expectations reflected by such forward-looking statements are reasonable based on information currently available to the Company, no assurance can be given that such expectations will prove to have been correct. Cautionary statements identifying important facts that could cause actual results to differ materially from the Company's expectations are set forth in this report. All forward-looking statements included herein are expressly qualified in their entirety by these cautionary statements.


RESULTS OF OPERATIONS

The Company's revenues increased for the quarter ended June 30, 2000 by approximately $830,000 (10%) from the level recorded for the quarter ended March 31, 2000. Approximately $268,000 of the increase was attributed to the purchase of certain assets of the private line business of Cam-Comm, Inc. In addition, approximately $509,000 of the increase was attributed to the increase in revenue from the carrier channel (sales to other carrier customers). Also, approximately $53,000 of the increase was attributed to the increase in revenue derived from retail sales through the agent channel.

Three Months Ended June 30, 2000 compared with Three Months ended June 30, 1999
-------------------------------------------------------------------------------

The Company's revenues for the quarter ended June 30, 2000 decreased by approximately $673,000 over the second quarter ended June 30, 1999, or 7%. Approximately $525,000 (78%) of the revenue decrease from the quarter ended June 30, 1999 was due to a decline in the Company's revenue derived from retail sales through the agent and reseller channels. This was mainly attributed to decreasing selling rates as a result of strong competition in the marketplace. Competitive pressures resulted in a decline in the Company's average retail rate per minute of $.022 from the three months ended June 30, 1999 to $.082 in the three months ended June 30, 2000. The decline in the average retail rate per minute was offset by an increase in minutes and subscribers. The number of retail minutes increased by approximately 6,289,000 over the three months ended June 30, 1999, however, as a result of the decline in the average retail rate per minute, retail revenue declined. In addition, approximately $148,000 (22%) of the decrease was due to a decline in revenue from the carrier sales channel. Similar to the retail sales channel, the average selling price per minute in the carrier sales channel also decreased from the quarter ended June 30, 1999 as a result of strong competition.

For the quarter ended June 30, 2000, gross profit as a percentage of revenue decreased to 27.1% versus 28.5% for the quarter ended June 30, 1999. The decrease in gross profit margin is attributed to an increase in cost of sales in the quarter ended June 30, 2000 a result of temporary duplication of network facilities associated with migrating the network to the new switch in Philadelphia. Overall, the Company's gross profit decreased approximately $318,000, mainly due to the decrease in revenue as noted above.

Selling, general, and administrative ("SG&A") expenses for the second quarter ended June 30, 2000 decreased by approximately $89,000 over the amount for the second quarter ended June 30, 1999. The decrease was a result of a decrease in commission expense offset by an increase in salary expense. SG&A expense as a percentage of revenue increased from approximately 36% during the quarter ended June 30, 1999 to approximately 38% for the quarter ended June 30, 2000. This increase is a result of the decrease in revenues and the increase in salary expense as noted above.

Interest expense remained relatively unchanged for the second quarter ended June 30, 2000, as compared to the quarter ended June 30, 1999.

The Company recorded a net loss for the quarter ended June 30, 2000 of approximately $1,009,000 an increase of approximately $237,000 from the quarter ended June 30, 1999. The net loss for the quarter ended June 30, 2000 is attributed to the decrease in revenues, the increase in salary expense and the increase in cost of sales associated with the duplicate costs incurred from migrating the network to the new switch in Philadelphia as noted above.


Six Months ended June 30, 2000 compared with Six Months Ended June 30, 1999
---------------------------------------------------------------------------

The Company's revenues for the six months ended June 30, 2000 decreased by approximately $1,125,000 over the six months ended June 30, 1999, or 6%. This decrease was primarily due to a decrease in revenue derived from retail sales through the agent and reseller channels of approximately $931,000 (83%). This was mainly attributed to decreasing selling rates as a result of strong competition in the marketplace. Competitive pressures resulted in a decline in the Company's average retail rate per minute of $.024 from the six months ended June 30, 1999 to $.084 for the six months ended June 30, 2000. Also, approximately $194,000 (17%) of the revenue decrease was attributed to a decline in revenue from the carrier sales channel as a result of similar decreased selling prices forced by competition.

The Company's gross profit for the six months ended June 30, 2000 decreased approximately $670,000 (11%) over the six months ended June 30, 1999. The decrease in gross profit is due to the decrease in revenue as well as duplicate expenses associated with migrating the network over to the new Philadelphia switch as noted above. The Company's gross profit margin decreased from 30.0% for the six months ended June 30, 1999 to 28.2% for the six months ended June 30, 2000.

SG&A expenses for the six months ended June 30, 2000 were approximately $38,000 lower than the amount incurred for the six months ended June 30, 1999. This was primarily a result of a decrease in commission expense offset by an increase in salary expense. SG&A expenses for the six months ended June 30, 2000 were approximately 39% of revenue, compared to approximately 37% for the six months ended June 30, 1999. This increase was primarily attributed to the decrease in revenues as noted above.

Interest expense for the six months ended June 30, 2000 remained relatively the same as the six months ended June 30, 1999.

The net loss for the six months ended June 30, 2000 was approximately $2,079,000, an increase of approximately $630,000 from the six months ended June 30, 1999. This increase was mainly attributed to the decrease in revenues as well as an increase in SG&A expenses as a percentage of revenue as noted above. Also, approximately $300,000 of the net loss for the six months ended June 30, 2000 was associated with the temporary duplicate network costs incurred as a result of the migration of the network to the new switch in Philadelphia. The Company was forced to pay duplicate network costs to its underlying carriers through May 31, 2000 as a result of decommissioning network facilities connected to the old switch in Philadelphia. Also, approximately $490,000 in salary and other SG&A expenses was incurred as a result of the implementation of a new Affinity direct sales program. The program was designed to target customers from Chambers of Commerce throughout the nation and their members. Finally, approximately $164,000 in legal, regulatory and marketing expenses was incurred as a result of the Company's reincorporation merger and name change to Capsule Communications, Inc.


LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2000, cash and cash equivalents were approximately $2,286,000. Cash flow used in operations in the first six months of 2000 was approximately $748,000. Net cash used in investing activities was approximately $273,000, which primarily resulted from the purchase of property and equipment.

Working capital deficiency at June 30, 2000 was approximately $1,129,000 as compared to a deficiency of approximately $1,549,000 at December 31, 1999. The increase in working capital was primarily due to the increase in note payable associated with the loan agreements with Gold & Appel and FINDS, which was subsequently converted to equity in the second quarter of 2000, offset by the net loss as mentioned above.

The Company's working capital ratio increased from .83:1.00 from December 31, 1999 to .89:1.00 at June 30, 2000. The Company's cash balance increased approximately $689,000 from its balance at December 31, 1999. This was primarily due to the loan mentioned above, which was subsequently converted to equity.

On March 22, 2000, the Company entered into Loan Agreements with Gold & Appel Transfer, S.A. ("G &A") and the Foundation for the International Non-Governmental Development of Space, a non-profit organization ("FINDS"). Walt Anderson, a director of the Company, is also the president and director of both G&A and FINDS. The terms of the agreements call for the Company to borrow up to an aggregate $1,500,000 from G&A and FINDS at a rate of 10% per annum and due and payable on March 1, 2001. The agreements allow the Company to repay the amounts loaned plus accrued interest by issuing shares of the Company's common stock to the investors. On May 19, 2000, the Company exercised its option to repay the indebtedness under the Agreements and, on May 24, 2000, the Company issued to G&A and FINDS 333,333 and 666,667 shares of common stock, respectively, in full payment of the outstanding principal of, and accrued interest on, the loans previously made by the investors to the Company in the respective original principal amounts of $1.0 million and $500,000. These amounts are recorded as common stock and additional paid in capital-common stock as of June 30, 2000.

Also, on May 19, 2000, the Company entered into an investment agreement with G&A and FINDS, which was subsequently amended on June 30, 2000, pursuant to which the Investors jointly and severally agreed to purchase from the Company additional shares of Common Stock on several installment dates for an aggregate purchase price of $3.0 million. On such dates, the Company will issue to the investors a number of shares of Common Stock, equal to the quotient that results from dividing each investment amount by the higher of the 30-trading day average closing price of the common stock prior to each transaction, or $1.25.

On June 30, 2000, as part of the investment agreement, the Company issued 720,000 shares of common stock to G&A and in exchange subsequently received $900,000 in cash from G&A.

The Company believes that it will require additional funds in the near future to continue its operations. Management will focus on obtaining additional financing and raising additional equity in order to support future growth. The Company's plans for growth include both substantial internal growth and the potential acquisition of other telecommunications companies. Also, in order to achieve the Company's plans for growth in the long distance business as well as its entry into other communications services, the Company may require additional financing and is currently seeking sources of funding. The Company cannot give assurance as to the potential success of these efforts.


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

          None.


Item 5.  Other Information

          None.


Item 6.  Exhibits and Reports on Form 8-K

          (a)  Exhibits:

                  Exhibit No. 27, Financial Data Schedule

          (b)  Reports on Form 8-K:

                  On May 24, 2000, the Company filed Form 8-K regarding the conversion of loans into shares of the Company's common stock as well as the execution of an investment agreement.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              Capsule Communications, Inc.
                              (Registrant)



                              By:    /s/ Michael McAnulty
                                   ----------------------
                                   Michael McAnulty
                                   Chief Financial Officer



Dated:  August 14, 2000