Form 10-Q
period 2000-09-30
CAPSULE COMMUNICATIONS INC DE
filed 2000-11-14
CIK 1113227

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q

                      ----------------------------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended September 30, 2000

                                 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

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

                                Not Applicable
                                --------------
(Former name, former address and former fiscalyear, if changed since last report)


Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports); and, (2) has been subject to such filing requirements for the past 90 days.
                        Yes     X    No
                              -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                                     Outstanding at
                   Common Stock    November 14, 2000
                   ------------    -----------------
                      $.001            22,448,444

                 CAPSULE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                   FORM 10-Q

                                     INDEX

       Page (s)
       --------
PART I
======

FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets
           September 30, 2000 (unaudited) and December 31, 1999                                    3 - 4

         Consolidated Statements of Operations
           Three and Nine Months Ended September 30, 2000 and 1999 (unaudited)                       5

         Consolidated Statements of Cash Flows
           Nine Months Ended September 30, 2000 and 1999 (unaudited)                                 6

         Notes to Consolidated Financial Statements (unaudited)                                    7 - 14

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                                15 - 18

Item 3.  Quantitative and Qualitative Disclosure about Market Risk                                  18

PART II
=======

OTHER INFORMATION

Item 1.  Legal Proceedings                                                                          19

Item 2.  Changes in Securities and use of Proceeds                                                  19

Item 3.  Defaults upon Senior Securities                                                            19

Item 4.  Submission of Matters to a Vote of Security Holders                                        19

Item 5.  Other Information                                                                          19

Item 6.  Exhibits and Reports on Form 8-K                                                           19

SIGNATURE PAGE                                                                                      20

PART I
======

FINANCIAL INFORMATION

Item 1.
------
FINANCIAL STATEMENTS



                 CAPSULE COMMUNICATIONS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS



                                                    September 30,    December 31,
                                                   2000 (unaudited)      1999
                                                   ----------------  ------------
                Assets
                ------

Current Assets
 Cash and cash equivalents                             $ 2,408,310    $   827,048
 Restricted cash                                           800,959        770,363
 Accounts receivable, net of allowance for
  doubtful accounts of $1,085,297 for 2000,
  and $1,711,853 for 1999                                5,949,662      5,772,799
 Prepaid expenses and other                                216,179        201,724
                                                       -----------    -----------

  Total Current Assets                                   9,375,110      7,571,934
                                                       -----------    -----------

Property and Equipment
 Telecommunications equipment                            4,255,311      4,120,775
 Equipment                                               2,119,108      1,863,177
 Software                                                  655,422        655,422
 Office furniture and fixtures                             180,159        161,282
 Leasehold improvements                                    675,765        668,820
                                                       -----------    -----------
                                                         7,885,765      7,469,476
 Less accumulated depreciation and amortization          5,122,701      4,459,111
                                                       -----------    -----------

  Total Property and Equipment, net                      2,763,064      3,010,365
                                                       -----------    -----------

Other assets                                               435,091        323,914
                                                       -----------    -----------

  Total                                                $12,573,265    $10,906,213
                                                       ===========    ===========

                      The accompanying notes are an integral part of these consolidated financial statements

                 CAPSULE COMMUNICATIONS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                    September 30,    December 31,
                                                   2000 (unaudited)     1999
                                                   ----------------  ------------


     LIABILITIES AND SHAREHOLDERS' EQUITY
     -------------------------------------


Current Liabilities
 Note payable                                       $    984,602   $  1,036,507
 Capital lease obligations, current portion                9,155        153,289
 Accounts payable                                      6,698,899      5,085,368
 Accrued commissions                                     732,165        643,321
 Accrued expenses and other                            1,567,042      1,162,975
 State and Federal taxes payable                       1,211,686      1,039,966
 Deferred revenue                                        182,851             --
                                                    ------------   ------------

  Total Current Liabilities                           11,386,400      9,121,426
                                                    ------------   ------------


Common Shareholders' Equity
  Common stock, $.001 par, authorized
  100,000,000 shares; issued:
  22,667,444 shares in 2000
  20,925,944 shares in 1999                               22,667         20,926
 Additional paid-in capital                           14,653,457     12,087,332
 Accumulated deficit                                 (13,489,040)   (10,323,252)
                                                    ------------   ------------
                                                       1,187,084      1,785,006
Common stock held in treasury
 (219,000 shares in 2000 and 1999), at par value            (219)          (219)
                                                    ------------   ------------

                                                       1,186,865      1,784,787
                                                    ------------   ------------

  Total                                             $ 12,573,265   $ 10,906,213
                                                    ============   ============


                      The accompanying notes are an integral part of these consolidated financial statements

                 CAPSULE COMMUNICATIONS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                     Three Months Ended           Nine Months Ended
                                                        September 30,                September 30,
                                                        -------------                -------------
                                                    2000           1999           2000           1999
                                                    ----           ----           ----           ----

Revenues                                        $ 9,736,092    $10,827,823    $28,033,052    $30,250,139

Cost of sales                                     7,217,649      7,679,851     20,355,129     21,272,411
                                                -----------    -----------    -----------    -----------

Gross profit                                      2,518,443      3,147,972      7,677,923      8,977,728

Selling, general and administrative expenses      3,614,782      3,872,808     10,821,792     11,117,349
                                                -----------    -----------    -----------    -----------

Loss from operations                             (1,096,339)      (724,836)    (3,143,869)    (2,139,621)

Other income (expense)
  Interest income                                    46,927         34,791        103,118        103,371
  Interest expense                                  (37,315)       (45,503)      (125,038)      (134,965)
                                                -----------    -----------    -----------    -----------

Loss before income taxes                         (1,086,727)      (735,548)    (3,165,789)    (2,171,215)

Income tax expense                                       --             --             --             --
                                                -----------    -----------    -----------    -----------

Net loss                                         (1,086,727)      (735,548)    (3,165,789)    (2,171,215)

Preferred dividends                                      --             --             --         13,500
                                                -----------    -----------    -----------    -----------

Net loss attributable to common shareholders    $(1,086,727)   $  (735,548)   $(3,165,789)   $(2,184,715)
                                                ===========    ===========    ===========    ===========
Net loss per share attributable
  to common shareholders                              $(.05)         $(.04)         $(.15)         $(.11)
                                                ===========    ===========    ===========    ===========

Weighted average number of shares outstanding    22,448,444     20,390,496     21,444,404     19,819,088
                                                ===========    ===========     ==========     ==========


                      The accompanying notes are an integral part of these consolidated financial statements

                 CAPSULE COMMUNICATIONS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                          Nine Months Ended
                                                                            September 30,
                                                                          2000          1999
                                                                          ------------------

OPERATING ACTIVIES
 Net income (loss) before preferred dividends                         $(3,165,789)  $(2,171,215)
 Adjustments to reconcile net income (loss)
 to net cash provided by (used-in) operating activities
  Issuance of stock options                                               141,340        20,807
  Depreciation and amortization                                           773,940       826,884
  Provision for bad debts                                                 529,939     1,152,275
  Changes in assets and liabilities which provided
  (used) cash:
   Accounts receivable                                                   (706,802)   (1,304,042)
   Prepaid expenses and other                                             (14,455)        4,055
   Other assets                                                          (221,528)       57,656
   Deferred revenue                                                       182,851        (2,887)
   Accounts payable and accrued expenses                                2,106,442     1,191,701
   State and Federal Taxes payable                                        171,720       108,322
                                                                      -----------   -----------

 Net cash used in operating activities                                   (202,342)     (116,444)
                                                                      -----------   -----------

INVESTING ACTIVITIES
 Purchase of property and equipment                                      (416,289)   (1,101,099)
 Increase in Restricted Cash                                              (30,596)           --
                                                                      -----------   -----------

 Net cash used in investing activities                                   (446,885)   (1,101,099)
                                                                      -----------   -----------

FINANCING ACTIVITIES
 Proceeds from private placement                                          900,000     1,530,000
 Proceeds from note payable subsequently converted to equity            1,500,000            --
 Proceeds from stock option exercises                                      26,528       265,567
 Increase (decrease) in notes payable net                                 (51,905)      432,442
 Repayment of capital lease obligations                                  (144,134)     (169,095)
 Preferred stock dividends                                                     --       (13,500)
                                                                      -----------   -----------

 Net cash provided by financing activities                              2,230,489     2,045,414
                                                                      -----------   -----------

Net increase in cash                                                    1,581,262       827,871

Beginning cash and cash equivalents                                       827,048     1,665,485
                                                                      -----------   -----------

Ending cash and cash equivalents                                      $ 2,408,310   $ 2,493,356
                                                                      ===========   ===========

                      The accompanying notes are an integral part of these consolidated financial statements

                 CAPSULE COMMUNICATIONS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Background
--------------

Capsule Communications, Inc. (the "Company"), formerly known as US Wats, Inc., formed a new wholly-owned subsidiary in the State of Delaware under the name of Capsule Communications, Inc. At the Company's annual meeting of shareholders held on November 24, 1999, the shareholders voted to approve the reincorporation of the Company in Delaware by merging US Wats, Inc. into the new Delaware subsidiary. After receiving approval from the Public Utility Commissions of various states in which US Wats, Inc. conducted business, the reincorporation merger was effected under Delaware law on April 27, 2000. The Company now operates as a Delaware corporation under the name Capsule Communications, Inc.

On November 2, 2000, the Company entered into an Agreement and Plan of Reorganization (the "Merger Agreement") with Startec Global Communications Corporation ("Startec"), Stars Acquisition Corp. ("Stars"), G&A and FINDS. Pursuant to the Merger Agreement, Stars will merge with and into the Company, which will become a wholly-owned subsidiary of Startec, and each outstanding share of Company common stock will be converted into a number of shares of Startec common stock equal to the product of one times the Conversion Ratio, rounded to the nearest .01 share (the "Merger"). Further information regarding the Merger is set forth below under Footnote 6, Subsequent Events, and in the Company's Current Report on Form 8-K filed on November 13, 2000.

The Company is a switch-based interexchange carrier providing long distance telephone communications services primarily to small and medium-size business customers as well as residential customers. The Company also provides inbound long distance services and local resale services as well as other telecommunications services such as travel cards (calling cards), cellular, paging, internet service, dedicated access, data services, pre-paid calling cards (debit cards), international callback and carrier termination services. The Company uses its own switches and facilities to originate, transport and terminate calls for customers generally located between Maine and Norfolk, Virginia and California (on-net areas). Approximately 84% of the calls billed by the Company were processed through the Company's own switches as of September 30, 2000. For calls originating or terminating outside the Company's own network (off-net area), the Company utilizes the services provided by other telecommunications companies.

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

The Company has recently instituted several private internet web sites from which its agents are generating new orders electronically. As a result, the number of retail customers increased from approximately 15,000 in the quarter ended September 30, 1999 to approximately 33,000 in the quarter ended September 30, 2000. The Company expects to continue its efforts to expand this strategy in order to generate new business. Additionally, the Company has implemented a program to resell local access services to its current and prospective customers in six Verizon states under its favorable interconnection agreements. Under this new program, the Company added 1,652 new local access lines in the quarter ended September 30, 2000. Finally, in an effort to increase product lines, the Company has recently implemented a marketing plan to resell Digital Subscriber Line (DSL) services, where available, to its current and prospective customers, which provides dedicated internet access at much greater speeds than existing dial-up service.

All of the Company's customer support functions, such as customer service, credit and collections, and administrative services are centrally located at the Company's offices at 2 Greenwood Square, 3331 Street Road, Suite 275, Bensalem, Pennsylvania 19020. The Company's telephone number at that location is (215) 633-9400.

The accompanying unaudited interim consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in the opinion of management, include all adjustments necessary for a fair presentation of such financial statements.
Such adjustments consist only of normal recurring items. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. Where appropriate, certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of results to be expected for the full year.

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

Property and Equipment

Property and equipment are recorded at cost. Depreciation is calculated for financial reporting purposes using the straight-line method over the estimated useful lives of the assets:

            Telecommunications equipment....................7 years
            Furniture fixtures and other....................5 years

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

For the three and nine months ended September 30, 2000 and 1999, the Company's potential common stock equivalents had an anti-dilutive effect on loss per share attributable to common shareholders and, therefore, diluted loss per common share attributable to common shareholders has not been presented.

The following table summarizes those securities that could potentially dilute loss per common share attributable to common shareholders in the future that were not included in determining the fully diluted loss per common share attributable to common shareholders as the effect is anti-dilutive.

                                                                   Nine Months Ended September 30,
Potential Common Shares resulting from:                               2000                  1999
                                                                    -------               -------

Stock Options                                                       440,292               486,705

Stock Warrants                                                            0                     0

Cumulative, Convertible, Redeemable Preferred Stock                       0               198,901
                                                                    -------               -------

                                                                    440,292               685,606
                                                                    =======               =======


                                                                   Three Months Ended September 30,
Potential Common Shares resulting from:                               2000                  1999
                                                                    -------               -------

Stock Options                                                       100,439               423,125

Stock Warrants                                                            0                     0

Cumulative, Convertible, Redeemable Preferred Stock                       0                     0
                                                                    -------               -------

                                                                    100,439               423,125
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

In December 1999, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin No. 101. Revenue Recognition in Financial Statements ("SAB No. 101"). SAB No. 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC and is required to be adopted in the fourth quarter of fiscal years beginning after December 15, 1999. The Company has not yet determined the impact SAB No. 101 will have on its consolidated financial position or results of operations.

Reclassification of Accounts

Certain reclassifications have been made to conform prior years' balances to the current year presentation.


3.  Note Payable
----------------

The Company has a revolving $2,000,000 credit facility with Century Business Credit Corporation, which is renewable for three successive one-year periods beginning on May 11, 1999. Interest on the revolving credit facility is currently calculated at the prime lending rate plus 2 3/4%, on a minimum loan balance of $750,000. The loan is collateralized by accounts receivable and fixed and intangible assets of the Company. As of September 30, 2000, the Company's outstanding balance on its credit facility was approximately $985,000 leaving approximately $1,015,000 available, based on collateral, for future borrowing under the credit facility.

On March 22, 2000, the Company entered into Loan Agreements with Gold & Appel Transfer, S.A. ("G&A") and the Foundation for the International Non-Governmental Development of Space, a non-profit organization ("FINDS") two of the Company's principal stockholders. Walt Anderson, a director of the Company, is also the president and director of both G&A and FINDS. The terms of the Loan Agreements called for the Company to borrow up to an aggregate $1,500,000 from G&A and FINDS at a rate of 10% per annum and due and payable on March 1, 2001. The Loan Agreements allowed the Company to repay the amounts loaned plus accrued interest by issuing shares of the Company's common stock to the lenders. On May 19, 2000, the Company exercised its option to repay the indebtedness under the Loan Agreements and, on May 24, 2000, the Company issued to G&A and FINDS 333,333 and 666,667 shares of common stock, respectively, in full payment of the outstanding principal of, and accrued interest on, the loans previously made by G&A and FINDS to the Company in the respective original principal amounts of $1.0 million and $500,000. These amounts were recorded as common stock and additional paid in capital-common stock as of June 30, 2000.

During 1999, the Company obtained a letter of credit in the amount of $752,000 for the potential settlement of litigation related to Mr. Scully (see footnote
4).


4.   Litigation
---------------

On June 13, 1997, Mark Scully, the former President and Chief Operating Officer of the Company, filed a complaint against the Company, Kevin O'Hare, Aaron Brown and Stephen Parker in the United States District Court for the Eastern District of Pennsylvania. Mr. Scully asserts various claims in connection with his termination of employment with the Company on December 30, 1996. In particular, he alleges, among other things, breach of contract in connection with the termination of certain stock options, breach of the alleged contract for employment, breach of an asserted duty of good faith and fair dealing, fraudulent and negligent misrepresentation, and civil conspiracy. Mr. Scully alleges damages of at least $1.6 million, plus attorneys' fees, costs and other disbursements and the cost of COBRA payments and interest; $1 million of the alleged damages claimed are punitive. The Company contests the allegations of the complaint and intends to vigorously defend against the action. On June 9, 1999, the Court issued its decision and judgment was entered in favor of Mr. Scully and against the Company and two former officers for the sum of approximately $626,000, which was accrued during 1999, and required the Company to establish an escrow amount equal to 120% of the judgment. The balance in the escrow account at September 30, 2000 was $800,959 and is recorded as restricted cash. The Court denied Mr.

Scully's claim for attorneys' fees and liquidated damages. The Company has appealed the decision and maintains that the Court made a number of errors of law and that the Court applied the wrong measure of damages. Mr. Scully has appealed the judgment as well. The Appellate Court heard arguments on July 10, 2000 and a decision is pending.

On or about August 3, 1999, David John Marshall, on behalf of certain underwriters at Lloyds of London ("Lloyds"), commenced litigation against the Company and some of its former officers and directors in the Court of Common Pleas, Montgomery County, Pennsylvania. Lloyds sought, inter alia, a declaratory judgment holding that Lloyds is not responsible to the Company or some of its former officers and directors for indemnification, defense or settlement costs incurred in connection with the Scully litigation discussed above. The Company maintained that the Lloyds policy was properly issued and that Lloyds was responsible to the Company and its former officers and directors for indemnification, defense or settlement costs incurred in connection with the Scully litigation. On or about August 14, 2000, the Company and Lloyds reached a settlement, pursuant to which Lloyds paid the Company $295,000 in return for a release of all claims against Lloyds in connection with the Scully litigation and the insurance policy at issue. The $295,000 was received and recorded in accrued expenses in the quarter ended September 30, 2000.

On November 5, 1999, the Company filed a civil action lawsuit against Cominex, LLC ("Cominex"), a former customer, in the United States District Court for the Eastern District of Pennsylvania, to recover approximately $835,000 for unpaid telephone services. On February 4, 2000, the Court entered a stipulated judgment in the Company's favor for approximately $835,000. Under the stipulated judgment, the Company could not proceed to collect or execute on any assets of Cominex for a period of 90 days from the entry of the judgment, which period expired on May 5, 2000. Cominex has testified in connection with the Company's execution efforts that it has no readily available assets. As of this date, there is no additional information concerning the likely recovery, if any, on the judgment.

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


5.  Investment Agreement
------------------------

On May 19, 2000, the Company entered into an Investment Agreement with G&A and FINDS, two of the Company's principal stockholders, which was subsequently amended on June 30, 2000. Pursuant to the Investment Agreement, such stockholders jointly and severally agreed to purchase from the Company shares of the Company's common stock on several installment dates, for an aggregate purchase price of $3.0 million. In exchange, the Company agreed to issue to such stockholders, a number of shares of its common stock, equal to the quotient that results from dividing each investment amount by the higher of the 30-trading day average closing price of the common stock prior to each transaction, or $1.25.

On June 30, 2000, pursuant to the Investment Agreement, the Company issued 720,000 shares of common stock to G&A for an aggregate price of $900,000.

On November 2, 2000, contemporaneous with its execution of the agreements relating to the pending Startec Merger described below, the Company entered into a Termination Agreement with G&A and FINDS, whereby the parties terminated the Investment Agreement and released each other from their respective remaining obligations under the Investment Agreement.

6.  Subsequent Events
----------------------

On November 2, 2000, the Company entered into an Agreement and Plan of Reorganization (the "Merger Agreement") with Startec Global Communications Corporation ("Startec"), Stars Acquisition Corp. ("Stars"), G&A and FINDS. Pursuant to the Merger Agreement, Stars will merge with and into the Company, which will become a wholly-owned subsidiary of Startec, and each outstanding share of Company common stock will be converted into a number of shares of Startec common stock equal to the product of one times the Conversion Ratio, rounded to the nearest .01 share (the "Merger").

The Conversion Ratio will equal .1333 unless the weighted average of the daily high and low trade prices for the Acquiror common stock reported on Nasdaq for the 15 trading days ending on the last trading day before the Merger closing date is less than $5.25 per share, in which event the Conversion Ratio will be adjusted to the extent necessary to cause the consideration to be paid for each
7.5 shares of Company common stock to equal $5.25. In no event, however, will such adjustment increase the Conversion Ratio to an amount in excess of .1647.

Holders of options to purchase shares of Company common stock under the Company's stock option plans will be entitled to receive an equivalent right as of the consummation of the Merger. For each existing Company stock option, the number of Startec shares subject to the new stock option will equal the number of Company shares formerly subject to the stock option multiplied by the applicable Conversion Ratio rounded to the nearest whole share. The exercise price of the new stock option will be equal to the exercise price per Company share under the Company stock option divided by the applicable Conversion Ratio, rounded to the nearest penny.

Completion of the Merger is subject to approval by the stockholders of both the Company and Startec and to satisfaction of the other conditions contained in the Merger Agreement. The Company and Startec each have the right to terminate the Merger Agreement under certain circumstances, as more fully described in the Merger Agreement.

To induce Startec to enter into the Merger Agreement, G&A and FINDS, which together own approximately 74% of the outstanding shares of the Company's common stock, each entered into a Voting Agreement with Startec and Stars, pursuant to which such stockholders agreed, among other matters, to vote their shares in favor of the Merger. As a result of these agreements, approval of the Merger by Capsule's stockholders is assured. As an additional inducement to Startec to enter into the Merger Agreement, G&A and FINDS agreed to accept a five-year unsecured balloon payment promissory note in lieu of receiving a portion of the shares of Startec common stock that would otherwise be payable to them pursuant to the Merger.

Further information concerning the Merger is set forth in the Current Report on Form 8-K filed on November 13, 2000.

7.  Other Sales Information
----------------------------

Net sales information by the Company's product groups for the nine months ended September 30, 2000 and 1999 are summarized as follows:

                                                2000               1999
                                            -----------        -----------
                                              Amount      %      Amount      %
                                            -----------        -----------

            Domestic 1+                     $15,263,363   53   $14,471,647   48
            International                     4,723,158   16     6,517,605   22
            Inbound                           4,486,186   17     5,308,969   17
            Wireless                            585,342    2       838,586    3
            Domestic Carrier Termination      2,975,003   12     3,113,332   10
                                            -----------  ---   -----------  ---
             Total                          $28,033,052  100%  $30,250,139  100%
                                            ===========  ===   ===========  ===


Item 2.
------
Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain information contained herein may include "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All statements included in this report other than statements of historical facts, are forward-looking statements. Such statements are subject to certain risks and uncertainties, including but not limited to: changes in general economic conditions, increasing levels of competition in the telecommunications industry, changes in telecommunications technologies, changes in FCC regulations, the Company's reliance on transmission facilities based carriers, risks involved in conducting international operations, the inability to generate sufficient revenues to meet debt service obligations and operating expenses, unanticipated costs associated with the Company's recent and future acquisitions, the failure of the Company to manage its growth effectively, and the failure of the Company to complete its Merger with Startec in a timely fashion. Should one or more of these risks or uncertainties materialize, actual results may vary materially from those estimated, anticipated or projected. Although the Company believes that the expectations reflected by such forward-looking statements are reasonable based on information currently available to the Company, no assurance can be given that such expectations will prove to have been correct. Cautionary statements identifying important facts that could cause actual results to differ materially from the Company's expectations are set forth in this report. All forward-looking statements included herein are expressly qualified in their entirety by these cautionary statements.


RESULTS OF OPERATIONS

The Company's revenues increased for the quarter ended September 30, 2000 by approximately $173,000 (2%) from the level recorded for the quarter ended June 30, 2000. Revenues derived from retail sales through the agent channel increased by approximately $403,000. This was offset by a decrease in revenues from the carrier channel (sales to other carrier customers) of approximately $230,000.

Three Months ended September 30, 2000 compared with Three Months ended September
--------------------------------------------------------------------------------
30, 1999
--------

The Company's revenues for the quarter ended September 30, 2000 decreased by approximately $1,092,000 (10%) over the third quarter ended September 30, 1999. Approximately $1,052,000 (96%) of the revenue decrease from the quarter ended September 30, 1999 was due to a decline in the Company's revenue from carrier sales channel. This was mainly attributed to a decrease in minutes sold through the carrier channel. Competitive pressures resulted in a decline of $.021 in the Company's average retail rate per minute from the three months ended September 30, 1999 to $.078 in the three months ended September 30, 2000. However, the decline in the average retail rate per minute was offset by an increase in minutes and subscribers. The number of retail minutes increased by approximately 13,320,000 over the three months ended September 30, 1999. The number of retail customers increased from approximately 15,000 in the quarter ended September 30, 1999 to approximately 33,000 in the quarter ended September 30, 2000.

For the quarter ended September 30, 2000, gross profit as a percentage of revenue decreased to approximately 26% compared to approximately 29% for the quarter ended September 30, 1999. The decrease in gross profit margin is attributed to the decline in retail rates occurring more rapidly than the decline in cost per minute in the quarter ended September 30, 2000. Overall, the Company's gross profit decreased approximately $630,000, mainly due to the decrease in retail rates as noted above.

Selling, general, and administrative ("SG&A") expenses for the quarter ended September 30, 2000 decreased by approximately $258,000 over the amount for the quarter ended September 30, 1999. The decrease was a result of a decrease in bad debt expense of approximately $744,000, offset by an increase in salary expense of approximately $212,000, an increase in compensation expense of approximately $131,000 associated with the amendments of certain executive stock options and an increase in other miscellaneous expenses of approximately $143,000. The decrease in bad debt expense was attributed to a writeoff of a large carrier account in the quarter ended September 30, 1999. For the quarter ended September 30, 2000, SG&A expense as a percentage of revenue increased to 37% compared to 36% for the quarter ended September 30, 1999.

Interest expense decreased approximately $8,000 for the quarter ended September 30, 2000, as compared to the quarter ended September 30, 1999.

The Company recorded a net loss for the quarter ended September 30, 2000 of approximately $1,087,000, an increase of approximately $351,000 from the quarter ended September 30, 1999. The net loss for the quarter ended September 30, 2000 was attributed to the decrease in revenues and gross profit as noted above.


Nine Months ended September  30, 2000 compared with Nine Months ended September
-------------------------------------------------------------------------------
30, 1999
--------

The Company's revenues for the nine months ended September 30, 2000 decreased by approximately $2,217,000 (7%) over the nine months ended September 30, 1999. This decrease was primarily due to a decrease in revenue derived from retail sales through the agent and reseller channels of approximately $894,000 (40%). This was mainly attributed to decreasing selling rates as a result of strong competition in the marketplace. Competitive pressures resulted in a decline of $.023 in the Company's average retail rate per minute from the nine months ended September 30, 1999 to $.082 for the nine months ended September 30, 2000. Also, approximately $1,323,000 (60%) of the revenue decrease was attributed to a decline in revenue from the carrier sales channel as a result of similar decreased selling prices forced by competition and a decrease in minutes sold through the carrier channel.

The Company's gross profit for the nine months ended September 30, 2000 decreased approximately $1,300,000 (14%) over the nine months ended September 30, 1999. The decrease in gross profit is due to the decrease in revenue as well as a decline in retail rates occurring more rapidly than the decline in cost per minute for the nine months ended September 30, 2000. The Company's gross profit margin decreased from approximately 30% for the nine months ended September 30, 1999 to approximately 27% for the nine months ended September 30, 2000.

SG&A expenses for the nine months ended September 30, 2000 were approximately $296,000 lower than the amount incurred for the nine months ended September 30, 1999. This was primarily a result of a decrease in bad debt expense of approximately $622,000, a decrease in commission expense of approximately $775,000 offset by an increase in salary expense of approximately $781,000, an increase in compensation expense of approximately $131,000 associated with the amendments of certain executive stock options and an increase in other miscellaneous expenses of approximately $189,000. The decrease in bad debt expense was primarily due to a writeoff of a large carrier account in the quarter ended September 30, 1999. The decrease in commission expense was primarily due to the decrease in retail sales as noted above and the introduction of new agent commission programs in 2000. The increase in salary expense was primarily due to an increase in headcount associated with a new Affinity direct sales program introduced in the quarter ended December 31, 1999. SG&A expenses for the nine months ended September 30, 2000 were approximately 39% of revenue, compared to approximately 37% for the nine months ended September 30, 1999. This increase was primarily attributed to the decrease in revenues as noted above.

Interest expense for the nine months ended September 30, 2000 decreased approximately $10,000 from the nine months ended September 30, 1999.

The net loss for the nine months ended September 30, 2000 was approximately $3,166,000, an increase of approximately $995,000 from the nine months ended September 30, 1999. This increase was mainly attributed to the decrease in revenues as well as the decrease in gross profit as a percentage of revenue as noted above. Also, approximately $300,000 of the net loss for the nine months ended September 30, 2000 was associated with the temporary duplicate network costs incurred as a result of the migration of the network to the new switch in Philadelphia. The Company was forced to pay duplicate network costs to its underlying carriers through May 31, 2000 as a result of decommissioning network facilities connected to the old switch in Philadelphia. In addition, approximately $490,000 in salary and other SG&A expenses was incurred as a result of the implementation of a new Affinity direct sales program. The program was designed to target customers from Chambers of Commerce throughout the nation and their members. Also, approximately $250,000 in legal, regulatory and marketing expenses was incurred as a result of the Company's reincorporation merger and name change to Capsule Communications, Inc. Finally, approximately $131,000 in compensation expense was incurred as a result of the amendments of certin executive stock options.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2000, cash and cash equivalents were approximately $3,209,000. Cash flow used in operations in the first nine months of 2000 was approximately $202,000. Net cash used in investing activities was approximately $447,000, which primarily resulted from the purchase of property and equipment.

Working capital deficiency at September 30, 2000 was approximately $2,011,000 as compared to a deficiency of approximately $1,549,000 at December 31, 1999. The decrease in working capital was primarily due to the net loss as mentioned above.

The Company's working capital ratio decreased from .83:1.00 from December 31, 1999 to .82:1.00 at September 30, 2000. The Company's cash balance increased approximately $1,612,000 from its balance at December 31, 1999.

On March 22, 2000, the Company entered into Loan Agreements with G&A and FINDS, two of the Company's principal stockholders. Walt Anderson, a director of the Company, is also the president and director of both G&A and FINDS. The terms of the Loan Agreements called for the Company to borrow up to an aggregate $1,500,000 from G&A and FINDS at a rate of 10% per annum and due and payable on March 1, 2001. The Loan Agreements allowed the Company to repay the amounts loaned plus accrued interest by issuing shares of the Company's common stock to the lenders. On May 19, 2000, the Company exercised its option to repay the indebtedness under the Loan Agreements and, on May 24, 2000, the Company issued to G&A and FINDS 333,333 and 666,667 shares of common stock, respectively, in full payment of the outstanding principal of, and accrued interest on, the loans previously made by G&A and FINDS to the Company in the respective original principal amounts of $1.0 million and $500,000. These amounts were recorded as common stock and additional paid in capital-common stock as of June 30, 2000.

Also, on May 19, 2000, the Company entered into an Investment Agreement with G&A and FINDS, which was subsequently amended on June 30, 2000. Pursuant to the Investment Agreement, such stockholders jointly and severally agreed to purchase from the Company additional shares of common stock on several installment dates for an aggregate purchase price of $3.0 million. In exchange, the Company agreed to issue to such stockholders a number of shares of its common stock, equal to the quotient that results from dividing each investment amount by the higher of the 30-trading day average closing price of the common stock prior to each transaction, or $1.25.

On June 30, 2000, pursuant to the Investment Agreement, the Company issued 720,000 shares of common stock to G&A for an aggregate Purchase Price of $900,000.

On November 2, 2000, contemporaneous with its execution of the agreements relating to the pending Startec Merger, the Company entered into a Termination Agreement with G&A and FINDS, whereby the parties agreed to terminate the Investment Agreement and to release each other from their respective remaining obligations under the Investment Agreement.

The Company anticipates that its cash on hand and available borrowings under its revolving credit facility with Century Business Credit Corporation will be sufficient to fund the costs of its operations until the closing of its Merger with Startec, which is expected to occur during the first quarter of 2001.

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

           None.


Item 3.  Defaults upon Senior Securities

           None.


Item 4.  Submission of Matters to a Vote of Security Holders

           None.


Item 5.  Other Information

           On November 2, 2000, the Company entered into an Agreement and Plan of Reorganization with Startec Global Communications Corporation whereby the Company will become a wholly-owned subsidiary of Startec (see Footnote 6 Subsequent Events).


Item 6.  Exhibits and Reports on Form 8-K

           (a)  Exhibits:

                  Exhibit No. 27, Financial Data Schedule

           (b)  Reports on Form 8-K:

                  On July 11, 2000, the Company filed Form 8-K regarding the amendment of an investment agreement as well as the issuance of common shares for cash associated with the investment agreement.

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



Dated:  November 14, 2000