Form 10-K
period 2000-12-30
CAPSULE COMMUNICATIONS INC DE
filed 2001-04-16
CIK 1113227

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-K
                     _____________________________________

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________  to ___________

                        Commission File Number: 0-22944

                         CAPSULE COMMUNICATIONS, INC.
                         ----------------------------
            (Exact name of Registrant as specified in its charter)

          Delaware                                     22-3055962
-------------------------------                        ----------
(State or other jurisdiction of            (I.R.S.  Employer Identification No.)
incorporation or organization)

2 Greenwood Square, 3331 Street Road, Suite 275
Bensalem, Pennsylvania                                        19020
-----------------------------------------------               -----
(Address of principal executive offices)                    (Zip Code)

(Registrant's telephone number, including area code):      (215) 633-9400
                                                           --------------

Securities registered pursuant to Section 12 (b) of the Act:    None
                                                                ----

Securities registered pursuant to Section 12 (g) of the Act:

                        Common Stock ($0.001 par value)
                        -------------------------------
                               (Title of Class)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.

                         Yes       X           No
                               ---------            ---------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

As of March 12, 2001 the market value of the Company's Common Stock held by non-affiliates of the Registrant, based on the average closing sale price, was approximately $5,300,000.

As of March 12, 2001 the Registrant has 22,667,444 shares of Common Stock outstanding.

                               TABLE OF CONTENTS


                                    PART I
                                    ======

Item 1.    Business..........................................................  5
Item 2.    Properties........................................................ 11
Item 3.    Legal Proceedings................................................. 11
Item 4.    Submission of Matters to a Vote of Security Holders............... 12

                                    PART II
                                    =======

Item 5.     Market for the Registrant's Common Equity and Related
               Stockholder Matters........................................... 13
Item 6.     Selected Financial Data.......................................... 14
Item 7.     Management's Discussion and Analysis of Financial Condition
               and Results of Operations..................................... 15
Item 7A.    Quantitative and Qualitative Disclosure About Market Risk........ 18
Item 8.     Financial Statements and Supplementary Data...................... 18
Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...................................... 18

                                   PART III
                                   ========

Item 10.    Directors and Executive Officers of the Registrant............... 19
Item 11.    Executive Compensation and Options Outstanding................... 20
Item 12.    Security Ownership of Certain Beneficial Owners and Management... 22
Item 13.    Certain Relationships and Related Transactions................... 24

                                    PART IV
                                    =======

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.... 25

                                     PART 1
                                     ==== =

Item 1.   Business

Description of Business

Capsule Communications, Inc. ("the Company") or "Capsule" is a switch-based interexchange carrier providing long distance telephone communications services primarily to small and medium-sized businesses and residential customers. The Company offers 1+/800 long distance service (intrastate, interstate and international termination), local (Verizon Reseller and UNE-P CLEC) services, calling cards, international origination calling cards, pre-paid calling cards, conference calling, cellular (as Verizon Reseller), nationwide paging, private line and frame relay services and DSL Internet access. The Company uses its own switches and facilities to originate, transport and terminate calls for customers generally located between Maine and Norfolk, Virginia and in
California (on-net area).   Approximately 85% of the calls billed by the Company
each month are processed through the Company's own switches as of December 31, 2000. For calls originating or terminating outside the Company's own network (off-net area), the Company utilizes the services provided by other long distance companies.

The Company's revenues are derived primarily from the transport of outgoing and incoming calls, which are direct billed by the Company to end-users at specified rates. Access, egress, off-net transport and termination costs of these calls are billed to the Company from underlying service providers at tariffed rates. These carriers supply the Company with call detail information, which enables the Company to bill its customers based upon the Company's retail rate plans. The efficiency of the Company's network facilities, along with purchase of long distance services in bulk from other carriers allows the Company to offer competitive rates to small and medium-sized businesses and residential customers.

The Company's principal executive offices are located at 2 Greenwood Square, 3331 Street Road, Suite 275, Bensalem, Pennsylvania 19020. The Company's telephone number at that location is (215) 633-9400.

The Company was incorporated in February 27, 1990 in New York as US WATS, Inc..

On May 3, 2000, the Company reincorporated in the State of Delaware as Capsule Communications, Inc. The Company was formerly known as US WATS, Inc. As part of this reincorporating merger, the Company increased the number of authorized shares of common stock of the Company from 30,000,000 to 100,000,000 and the number of authorized shares of preferred stock of the Company from 1,000,000 to 2,000,000.

On September 18, 2000, the Company signed a non-binding letter of intent to be acquired by Startec Global Communications, and on November 2, 2000 entered into
a  Merger agreement with Startec.   Under the terms of the merger, subject to
certain price adjustments, Startec was to issue approximately 2.7 million shares of its common stock to shareholders of Capsule. In addition, Startec was to have issued an aggregate of $3 million in 5-year, unsecured promissory notes to two Capsule shareholders owning approximately 74% of the issued and outstanding shares of Capsule. On January 25, 2001, the Company announced that it had terminated the merger agreement with Startec. In its notice of termination, the Company asserted that Startec had breached various representations, warranties and covenants in the merger agreement. On that same day, Startec Global Communications Corporation announced that it served Capsule Communications with notice of breach of the merger agreement. On March 12, 2001 Capsule and Startec jointly announced that they had resolved all issues resulting from the termination of the merger agreement. Both parties have released each other from any liability and are continuing with their separate business plans. To reflect differences in incurred merger expenses, Startec will make a series of payments to Capsule over the next few months totaling $400,000 in the aggregate. Capsule received $100,000 on March 15, 2001 as the first payment.

On March 5, 2001, the Company announced that it received notification from NASDAQ on February 26, 2001 that the Company was no longer in compliance with the minimum net tangible assets requirement for continued listing on The NASDAQ SmallCap Market set forth in Marketplace Rule 4310(c)(2)(B). NASDAQ decided to delist the Company's securities from The NASDAQ SmallCap Market at the opening of business on March 6, 2001. The Company determined not to appeal the NASDAQ decision, and effective March 6, 2001, the Company's securities began to trade on the OTC Bulletin Board under the symbol "CAPS.OB."

On March 28, 2001 Gold & Appel, the company's largest shareholder, sold a majority ownership interest (15,471,301 shares) in the Company at a price of $.20 per share for a total amount of $3,094,260. The purchaser is also the chairman of another publicly traded telecommunications company. The Company has received a letter of interest from this other telecommunications company regarding a possible merger. However, there can be no assurances that a merger agreement will be negotiated on favorable terms to the Company, or that a merger will occur at all.

There are 22,667,444 shares outstanding and 2,075,000 options (at an average excise price of $1.37) outstanding.

Corporate Strategy

The Company is pursuing a business strategy, which will increase its efficiency through network cost reductions, market penetration and a more efficient business process. The Company's objective is to become a leading Integrated Communications Provider ("ICP") focused on providing a core set of communications services to small and medium-sized businesses and residential customers who sign-up for service via one of the Company's web-enabled "paperless" provisioning sites, or via traditional paper orders. In 2001, management has set out to accomplish Three primary objectives:

(1.) Continue to develop the systems and implement the systematization necessary to remain the performance leader in e-commerce, web enabled order entry. (2.) Continue to grow the size of the Company's customer base and number of minutes switched and billed through its network.
(3.) Envision, energize and enact all of the Company's human resources to achieve their ultimate goals.

The Company believes that it will achieve market penetration and revenue growth by focusing its efforts principally on small and medium-sized customers, offering a core set of integrated communications services that are easy to obtain. The Company markets through proven sales channels, including independent agents and switchless resellers/rebillers, coupled with its "Point-Click-Collect" Internet sales web sites, and its Carrier Services department. The sales channels and Internet sales web sites have been designed with scaleable infrastructures to facilitate rapid expansion of the Company's sales and marketing efforts. The Company offers competitive retail rates and residual commissions to the independent agents who choose to represent the Company. The Company expects to continue its efforts to expand this strategy in order to generate new business/additional minutes of usage. More minutes of usage spread over the Company's existing fixed costs will reduce the Company's network costs as a percentage of revenue and increase the Company's gross margin.

In an effort to pursue its strategy, the Company entered into a Loan Agreement with Gold & Appel Transfer, S.A. ("G&A"), a majority shareholder of the company. The terms of the agreement calls for the Company to borrow up to $900,000 at a rate of 12% per annum, due and payable on June 15, 2002. The agreement allows G&A to convert all or any portions of the loan amount to shares of the Company's Common Stock at the average trading price for 20 days up to the conversion date at any given time during the loan period. The Company borrowed the first $300,000 on March 15, 2001. The remaining two $300,000 borrowings are required to be paid by May 1, 2001 and June 15, 2001 respectively. However, at the Company's option these borrowings may be made at a later date. This loan agreement violates one of the restrictions in the Company's $2,000,000 credit facility with Wells Fargo Credit Corporation. The Company has not yet received a waiver of such condition of non-compliance.

Services

The Company offers 1+/800 long distance service (intrastate, interstate and international termination), local (Verizon Reseller and UNE-P CLEC) services, calling cards, international origination calling cards, pre-paid calling cards, conference calling, cellular (as Verizon Reseller), nationwide paging, private line and frame relay services and DSL Internet access.

The Company charges its customers based upon minutes of usage, at predetermined intrastate, interstate and international rates based on the origination and termination of a call. The Company is a "RESPORG" (Responsible Organization) for the inbound 800 services it provides to its customers. As a RESPORG, the Company has direct access to the 800 number database allowing for efficient provisioning of 800 number service. This increases the speed at which the Company can perform such services as blocking and routing changes for its customers' inbound 800 services.

The Company utilizes Verizon Wireless to carry its cellular, and local services. The Company provides its cellular customers with competitive long distance services provided by its own network. The Company's travel cards provide its customers with an "easy-to-remember" 800 number for accessing the Company's network from all locations in the United States and Canada, and feature personal identification numbers ("PINs"), which are selected by the individual customer. The Company's prepaid calling cards (debit cards) are marketed wholesale primarily to retail distribution and specialty advertising outlets.

The Company is a Competitive Local Exchange Carrier ("CLEC") through the resale of Verizon local services. The Company purchases local services from Verizon and resells to its customers. The Company is invoiced from Verizon at a discount of the selling price. The Company is a certified UNE-P CLEC in the states of Pennsylvania, Maryland, Delaware, New Jersey and Virginia and the District of Columbia.

Switch and Network Facilities

The Company maintains a digital network on both the East and West coasts of the United States. The Company's East Coast network extends from Maine to Norfolk, Virginia and west to Pittsburgh, Pennsylvania. The Company's west-coast network extends from California to Phoenix, Arizona and parts of Nevada. The Company's switching facilities are located in Philadelphia, Pennsylvania and Oakland, California. Calls originating on-net and terminating off-net are terminated via underlying carriers through the Company's least cost routing technology.

The Company owns and operates two Digital Switch Corporation switches, a DEX 600E MegaHub and a DEX 600 in Philadelphia, PA, and Oakland, CA, respectively. The Company's switches provide connectivity to the networks of nationwide interexchange carriers and Regional Bell Operating Companies. Both of the Company's switches utilize SS7 ("Signaling System Seven") technology, which
increases network efficiency by reducing call set-up times.   The Company is in
the process of decommissioning its Oakland, CA network. The Company anticipates this will reduce network costs as a percentage of revenue. The DEX 600 switch will remain in place, but a more cost effective transport method over another carrier's network will be more cost effective.

The Company also operates a NACT STX intelligent call-processing switch which supports the Company's calling card and debit card applications. It also utilizes Equinox Protector/Detector and telescope fraud protection software to monitor and measure the numerous types of fraud prevalent in the telecommunications industry. This switching platform provides customized voice prompts and other enhanced services required by these products. The ability of the Company to transport calls over its Company-owned switches and leased facilities allows the Company to maximize gross margins and control network quality of service.

The Company regularly reconfigures its call processing through the utilization of least-cost routing software. This software assures that the Company routes calls which terminate off-net, to the carrier vendor supplying the Company with the lowest terminating cost. The Company has contracted with numerous domestic and international transport carriers, which allows for international, country-specific, least-cost routing and the maintenance of diverse routes.

Marketing

The success of the Company depends on its ability to attract and retain customers. While the technology and network sides of the business are critical, and significant attention must be paid to the purchasing, installation and ongoing management of the switch and data equipment and network, the company is sales driven. The Company utilizes a number of channels to distribute its products and services, including,

        .      Indirect channel of independent Agent and Reseller/Rebillers.
        .      In house Telemarketing.
        .      Commercial Account Management (aftermarket local sales).
        .      Carrier sales channel.

Through the aforementioned channels, the Company principally sells voice services to small and medium-sized business and residential accounts that do not typically have dedicated in-house telecommunications professionals and have responded well to its relationship driven consultative sales approach. The Company employs several salaried agent recruiters, and a number of commission only agent recruiters (Master Agents), who themselves recruit suitable agents and/or resellers/rebillers to solicit and secure end-user accounts. The Company believes that the most effective and expedient manner to solicit small and medium sized business and residential accounts) for the Company's network is through the support of the Company's non-certified independent agent Program. The Company's very successful agent program pays agents commissions equal to a percentage of their revenue billed. The Company's agent program offers a variety of switched and dedicated retail rate plans and corresponding commission percentages. The program has been structured to offer agents flexibility and choice in determining the best retail rate/commission plan for the circumstance. The Company's agent eliminates certain hurdles in the sales process, eliminates certain risks to the traditional reseller/rebiller programs, and rewards those Agents who perform, offering the technical platform for them to manage their business.

The Company has developed an in-house telemarketing group focused on soliciting end-user's prospects who have entered one of the Company's Internet sales portals and left with out signing-up for service. Follow up on "warm" leads generated from the Company's web portals has proven to be an effective way to secure new accounts. As the Company grows its retail customer base through its indirect and in-house telemarketing sales channels, it will continue to develop a ready audience to which it will market new products and services. The Company maintains relationships with its embedded customer base of end-user customers and active agents through proactive functions of its Commercial Account Management Department. The Company's commercial account managers, "CAMs", develop long-term business relationships with its customers, the customers of its Agents, and its Agents and Resellers. Through customer contact, site visits and surveys, the CAMs develop loyalty. The sale of new products such as nationwide paging, Internet, cellular DSL, web hosting and local services to existing customers are procured through this channel.

The Company offers its customers a comprehensive invoice. Included in the Company's invoices are more than 20 management reports covering call distribution studies, time of day analysis, call duration distribution, and individual telephone number call detail records allowing them to quickly analyze their calling patterns and costs. In October 2001 the Company rolled out its online invoice, allowing the customer to view the invoice through the Company's customer service web site. From this site, the customer can choose to pay their invoice automatically each month with a credit card and manage their invoices and payments 100% electronically.

As of December 31, 2000, the Company's average retail customer used approximately $89 in monthly long distance service, which is similar to the industry average for revenue generated through an agent sales force.

The Company's Carrier Services Division has refocused its marketing initiatives, primarily pursuing northeast regional traffic to help amortize the fixed cost of existing network within the region, and international termination's from carriers whose primary business is retail residential and/or commercial business. Desirable domestic and international minutes of usage are attracted through strategic pricing. Emphasis is directed toward more stable regional ILEC, CLEC's, and switched based Resellers whose primary marketing efforts are
retail.   The Company moved away from selling commodity-based minutes of use to carriers at very low margin. In 2000, the Company's carrier traffic decreased $ 2,328,942 in conjunction with the retail minutes increasing greater than 50 million. Clearly the decline in average-call-charges is an ongoing concern for the industry. However, the growth in retail minute usage of greater than 50 million in 2000 has offset the decline in long distance rates to a large extent. Going forward, management expects that the Company could potentially benefit from declining industry margin as a result of its very efficient execution and fulfillment platform.

Competition

The Company views the long distance industry as a three-tiered industry, which is dominated by the nation's three largest long distance providers: AT&T, MCIWorldCom and Sprint Corporation ("Sprint"). Based on industry data, the Company believes that AT&T, MCIWorldCom and Sprint, collectively generate approximately 80% of the nation's interexchange long distance revenue (approximately $118 billion during 1999) and comprise what is known as "Tier 1" International Long Distance Companies. The second tier consists of several other companies with annual revenues of $250 million to $5 billion each. The third tier, which includes the Company, consists of more than 500 companies with annual revenues of less than $250 million each, the majority below $50 million each.

The Company targets small and medium-sized commercial and residential customers. The number of telecommunications services offered by the Company on a consolidated, one-bill basis serves to some extent distinguishes the Company from some of its competitors. Competitive distinctions are made based upon the number of services offered, the pricing plans, the length of contracts, as well as the billing information provided. The Company currently owns switch capacity, develops and implements its own products, monitors and deploys its transmission facilities and prepares and designs its own billing and reporting systems.

In addition to direct competition from what the Company estimates are several hundred switchless resellers, the Company competes with the sales organizations and resellers of large telecommunications companies such as AT&T, MCIWorldCom and Sprint, which at any particular time may offer more desirable services or prices than those offered by the Company. With recent approval granted by the FCC, the Company also competes against certain Regional Bell Operating Companies to provide in-region long distance service.

On October 29, 1996, the FCC adopted an order in which it eliminated the requirement that non-dominant interstate carriers such as the Company maintain tariffs on file with the FCC for domestic interstate interexchange services.
The FCC's order was issued pursuant to authority granted to the FCC in the Telecommunications Act to "forebear" from regulating any telecommunications service provider if the FCC determines that the public interest will be served. Pursuant to the FCC's order, after a transition period, relationships between carriers and their customers would be set by contract and long distance companies would no longer be permitted to file with the FCC tariffs for interstate interexchange services. However, MCI, Sprint and The American Carriers Telephone Association have separately appealed the FCC's order to the United States Court of Appeals for the District of Columbia Circuit ("DC Circuit"). On February 13, 1997, the DC Circuit stayed the FCC's detariffing rules. These rules remain subject to pending appeals. The Company may benefit from the elimination of FCC tariffs by gaining more flexibility and speed in dealing with marketplace changes. However, the absence of tariffs will also require that the Company secure contractual agreements with its customers regarding many of the terms of its existing tariffs or face possible claims arising because of the rights of the parties are no longer clearly defined. In addition, to the extent disputes arise over such contracts, carriers without tariffs may no longer resort to the legal doctrine that the terms of a filed tariff supersede individual contract language.

In spite of AT&T's additional flexibility and the expected increased interexchange competition from the Regional Bell Operating Companies, the Company believes that it continues to provide and sell telecommunications service to small to medium sized businesses and individuals at competitive rates. In addition, the Company believes that the deregulation of the local exchange telecom market represents a significant opportunity similar to the opportunity provided at the breakup of AT&T in 1984.

Employees

At the end of 2000, the Company had 79 full-time employees working at three locations. The majority of the employees work at the Company's principal executive offices located at 2 Greenwood Square, 3331 Street Road, Suite 275, Bensalem, Pennsylvania 19020. The Company is not a party to any organized labor contracts. The Company considers its relationship with its employees to be satisfactory.

Regulatory Matters

Regulatory Requirements. The Company is a regulated entity at the Federal level with regard to international traffic and interstate traffic. The Company has received Section 214 authorization to resell international switched services and has filed an FCC tariff for its domestic interstate services.

State regulatory requirements vary from state to state. The Company has obtained certification in all states, which require certification in order to provide resold long distance services, with the exception of Alaska, Colorado and Hawaii. Additionally, the Company's application for certification in Arizona is currently pending. The Company is also authorized to provide competitive local exchange telecommunications services in six (6) states (Pennsylvania, New Jersey, Delaware, Maryland, Virginia and the District of Columbia). Some states place statutory restrictions on the operations of telecommunications service providers, including requiring telecommunications service providers to file and operate in accordance with service and rate tariffs. Further, carriers are required to charge just and reasonable rates and not discriminate among similarly situated customers. Some states and the FCC also require the filing of periodic reports, the payment of various regulatory fees and surcharges, and compliance with service standards and consumer protection rules. Changes in existing regulations or their interpretation in any state could subject the Company to increased regulation. Such regulation could result in an increase in customers' usage charges and, in some cases, could limit or eliminate the Company's ability to service customers in that jurisdiction. The Company would incur, among other expenses, certain administrative costs and legal fees in contesting or complying with such regulatory changes that would increase the Company's cost of doing business.

The providers of local exchange telecommunications services to the Company are also heavily regulated at the Federal level and in the states in which they operate. Changes in existing regulations or their interpretation affecting these providers could materially adversely affect their business or even prevent them from offering telecommunications services to their customers, including the Company, on favorable terms.

In addition, certain services offered by the Company, which are not presently regulated in all states may become regulated. Such regulation could delay the deployment of products and/or services and would increase certain administrative costs and legal fees in contesting or complying with such regulation. The FCC has granted applications by companies seeking to provide international callback (also known as "call reorigination" services) to those countries where the practice is legal under local law. The FCC has taken the view that call reorigination services created incentive to lower foreign accounting rates to the benefit of U.S. ratepayers, while serving the FCC's general policies favoring resale and increased competition in the international marketplace. Although the FCC has consistently expressed its support for call reorigination services enacted by foreign countries, in response to the input of certain foreign countries in rulemaking proceedings, the FCC has acknowledged that foreign countries face unusual difficulties in implementing prohibitions on call reorigination, while the FCC has stated that such countries continue to bear the principal responsibility for enforcing their domestic laws. However, as a matter of international comity, the FCC will prohibit U.S. authorized carriers from providing call reorigination in countries where it is expressly prohibited. The FCC established a variety of requirements that a foreign country must meet before the FCC will consider assisting a foreign government in enforcing its domestic ban. To date, the FCC has taken no direct enforcement action against an individual carrier to enforce a foreign country's ban with respect to a U.S. provider. However, there can be no assurance that the FCC or foreign governments will not enforce such a ban.

Legislation.   On February 8, 1996, President Clinton signed into law the
Telecommunications Act of 1996 (the "1996 Act"). The bill was intended to spur additional competition in telecommunications services particularly within the local exchange markets, which are now dominated by incumbent local exchange carriers.

The 1996 Act codifies a new set of interconnection principles, applicable to interconnection for both interstate and intrastate services. State public utilities commissions are given a significant role in administering the interconnection provisions of the Act, and deadlines are imposed for decisions by both the FCC and state commissions. On August 8, 1996, the FCC released the Interconnection Decision which established a framework of minimum, national rules enabling state commissions and the FCC to begin implementing many of the local competition provisions of the 1996 Act. Among other things, the Interconnection Decision prescribed certain minimum points of interconnection; adopted a minimum list of unbundled network elements that ILECs must make available to competitors; and adopted a methodology for states to use when setting prices for unbundled elements and for wholesale resale services. On January 25, 1999, the Supreme Court overturned prior decisions of the United States Court of Appeals for the Eighth Circuit that had vacated certain portions of the Interconnection Decision. The Supreme Court's decision confirmed the FCC's authority to issue regulations implementing the pricing and other provisions of the 1996 Act and reinstated most of the challenged rules. The Supreme Court decision, however, vacated a key FCC rule that identified the network elements that ILECs must unbundle. The FCC has since adopted a new standard for analyzing unbundled network elements, as required by the Supreme Court. The FCC concluded that ILECs would no longer be required to provide directory assistance and operator services as network elements, although they will continue to be available pursuant to tariffed rates. The FCC declined, however, except in limited circumstances, to require ILECs to unbundle certain facilities used to provide high-speed Internet access and other data services. Uncertainty remains regarding the effect of the Eighth Circuit decisions, the decision of the Supreme Court reversing portions of it, and subsequent proceedings.

The 1996 Act also eliminates the existing AT&T antitrust consent decree, which barred the provision of long distance services and manufacturing by the Regional Bell Operating Companies (RBOCs). Under the act, RBOCs may immediately offer long distance services outside their home regions. The RBOCs may offer service within their regions upon FCC approval based on a showing that facilities-based competition and interconnection agreements meeting a 14-point checklist both exist. On December 22, 1999, the FCC granted Bell Atlantic's application to offer in-region long distance services in New York, marking the first time since the breakup of AT&T that a BOC is able to provide its customers with both local and long distance service.

In 1997, the FCC released an order establishing a significantly expanded federal universal service subsidy regime. Specifically, the FCC established new universal service funds to support telecommunications and information services provided to qualifying schools, libraries and rural health care providers, and expanded the federal subsidies for local telephone services provided to low-income consumers. The FCC collects money to fund this expanded regime from interstate carriers and certain other entities. Contribution factors vary quarterly and are passed on by the Company to end users. Recently the United States Court of Appeals for the Fifth Circuit rejected the FCC's effort to base contributions in part on intrastate revenues. The FCC's universal service program may be altered as a result of appeals, agency reconsiderations of its actions, or future Congressional action.

Additional competition with incumbent local exchange carriers ("ILECs") should provide price discipline in an area which has been monopolized by ILECs. The Company can also expect a substantial increase in the competition, which it faces in interexchange markets as a result of the entry of the BOCs into long distance services. Not only will there be additional competition providing services which are similar to those provided by the Company, but they can be expected to bundle those services with other offerings such as local service, cellular and video services. These package offerings may be more attractive to consumers than offerings of stand-alone services.

Access/Egress Charges. The cost of providing long distance and local exchange services will be affected by changes in the access/egress charges imposed by RBOC's, ILECs, and Competitive Local Exchange Carriers (CLEC's) for origination and termination of calls over local facilities. The term "access/egress service" describes the use of local exchange facilities for the origination and termination of interexchange communications. On May 8, 1997, the FCC released an order intended to reform the FCC's system of interstate access charges to make that regime compatible with the pro-competitive deregulatory framework of the 1996 Act. The FCC's access reform order adopts various changes to federal policies governing interstate access service pricing designed to move access charges, over time, to more economically efficient levels and rate structures. Among other things, the FCC modified rate structures for certain no-traffic sensitive access rate elements, moving some costs from a per-minute-of-use basis to flat-rate recovery, changed its structure for interstate transport services, and affirmed that interstate access charges do not apply to Internet service providers. On August 18, 1998 the Eighth Circuit affirmed the FCC's access reform order.

In response to claims that existing access/egress charge levels are excessive, the FCC stated that it would rely on market forces first to drive prices for interstate access to competitive levels but that a "prescriptive" approach might be considered if necessary. In the absence of competition, the FCC stated that it might specify the nature and timing of changes to existing access rate levels. On August 5, 1999, the FCC adopted an order granted ILECs additional pricing flexibility, implementing certain access charge reforms, and seeking comments on others. The order provides a framework of "triggers" to provider those companies with greater pricing flexibility to set interstate access rates as competition increases. The order also initiated a rulemaking to determine whether the FCC should regulate the access/egress charges of CLECs. If this increased pricing flexibility for price cap ILECs is not effectively monitored, or if the FCC regulates CLEC access charges, it could have a material adverse impact on our ability to price our own interstate access services competitively. As of January 1998, access charges incurred by the Company are being passed on to end users.

On March 31, 1999, the FCC released its Collocation Order which requires ILECs incumbent carriers to permit CLECs to collocate any equipment used for interconnection or access to unbundled network elements even if that equipment includes switching or enhanced service functions. Among other things, the Collocation Order also prohibits ILECs from placing any limits on the use of switching or enhanced features for collocated equipment, and requires ILECs to make cageless collocation available and permit CLECs to construct their own cross-connect facilities.

On March 17, 2000, the United States Court of Appeals for the District of Columbia Circuit vacated limited portions of the Collocation Order, holding certain definitions contained in FCC rules were impermissibly broad. The court remanded the Collocation Order in part for further FCC consideration of these issues. The FCC will be instituting proceedings to comply with the court's remand.

Also, as part of Access Reform mandated in the Telecommunications Act of 1996, beginning in 1998, local phone companies are permitted to assess the Pre-subscribed Interexchange Carrier Charge, also known as "PICC." The "PICC" is a monthly per line cost charged by the local telephone company to each long distance carrier for every business customer phone line that is pre-subscribed to that carrier. These charges are passed on to the end users.

Telecommunication Fraud

The Company is subject to attempts by outsiders to gain access to the Company's telecommunications network. Such attempts can take the form of the theft of calling cards, and the cloning of cellular phones. Breaches of security can also involve improper use of 800 telephone numbers and customer PBX equipment. The Company monitors the use of its network through certain fraud detection devices and believes that its procedures are satisfactory. Due to the highly technical nature of the business, complete assurance that sufficient controls are in place to prevent a material loss is not possible, however; the Company does not believe that it has been subject to material telecommunications fraud.

Item 2.  Properties

The Company currently leases approximately 20,500 square feet in three buildings at a total monthly cost of approximately $38,000. Its executive offices and headquarters at 2 Greenwood Square, 3331 Street Road, Suite 275 in Bensalem, Pennsylvania are leased for a term of three years expiring in August, 2001. The Company has chosen to renew its lease for a term of three years ended August 2004. The Company's leased switch space in Philadelphia, Pennsylvania expires in March 2007. The Company's leased switch space in Oakland, California expires
in September 2002.   The Company considers its space to be adequate for its
current needs.

Item 3.  Legal Proceedings

On June 13, 1997, Mark Scully, a former President and Chief Operating Officer of the Company, filed a complaint against the Company, Kevin O'Hare, Aaron Brown and Stephen Parker in the United States District Court for the Eastern District of Pennsylvania. Mr. Scully asserted various claims in connection with his termination of employment with the Company on December 30, 1996. In particular, he alleged, among other things, breach of contract in connection with the termination of certain stock options, breach of the alleged contract for employment, breach of an asserted duty of good faith and fair dealing, fraudulent and negligent misrepresentation, and civil conspiracy. Mr. Scully alleged damages of at least $1.6 million, plus attorneys' fees, costs and other disbursements and the cost of COBRA payments and interest; $1 million of the alleged damages claimed are punitive. On June 9, 1999, the Court issued its decision and judgment was entered in favor of Mr. Scully and against the Company and two former officers for the sum of approximately $626,000 and required the Company to establish an escrow account equal to 120% of the judgment. The Court denied Mr. Scully's claim for attorneys' fees and liquidated damages. The Company appealed the decision, and on February 1, 2001 the appeals court reaffirmed the lower court's decision and judgment was entered in favor of Mr. Scully and against the Company and two former officers for the sum of $1,080,000 which consisted of the original award of $626,443 in damages plus legal expenses and interest. The Company ultimately settled with Mr. Scully for $1,030,000. The company recorded expense for this litigation of $404,000, $326,000 and $300,000 for 2000, 1999 and 1998
respectively. In 1999 the Company was required to establish an escrow account to provide for damages, and the balance in these escrow accounts at December 31, 2000 and 1999 was $823,571 and $770,363 respectively, and is recorded as restricted cash.

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

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable

                                    PART II
                                    ==== ==


Item 5.  Market for the Registrant's Common Equity and Related Stockholder
Matters

The following figures represent the high and low closing price as reported by NASDAQ during each successive quarter beginning in 1999.


       QUARTER                  HIGH        LOW
       -------                  ----        ---

     4th     Quarter 2000      $ 1.84      $ 0.19
     3rd     Quarter 2000      $ 1.44      $ 0.91
     2nd     Quarter 2000      $ 2.00      $ 0.94
     1st     Quarter 2000      $ 3.57      $ 1.75
     4th     Quarter 1999      $ 2.63      $ 1.53
     3rd     Quarter 1999      $ 2.06      $ 1.31
     2nd     Quarter 1999      $ 1.91      $ 1.19
     1st     Quarter 1999      $ 2.69      $ 1.63


Effective January 21, 1994, the Company's Common Stock was listed on the NASDAQ Small Cap Market under the symbol "USWI". On May 1, 2000 the Company reincorporated in Delaware under the name of Capsule Communications Inc., and was listed as "CAPS" on the NASDAQ Small Cap Market. On March 9, 2001, the Company was no longer traded on The NASDAQ by will be traded on the On the Over The Counter Market "OTC" under the symbol "CAPS.OB".

As of March 7, 2000 there were approximately 122 holders of record of the Company's Common Stock.

The Company has not paid any dividends on its Common Stock. However, the Company paid quarterly dividends on its Preferred Stock at a rate of 9% annually, or approximately $6,750 per quarter for the first two quarters of 1999. On July 1, 1999 the company's sole preferred shareholder converted all of his 30,000 Preferred Shares into 300,000 Common Shares. The Company does not currently anticipate the payment of dividends on its Common Stock.

On May 19, 2000, the Company, through a private placement transaction, issued 666,667 shares of common stock to Gold & Appel Transfer, S.A., a majority shareholder of the Company, in full payment of a loan obligation to Gold & Appel with an original principal amount of $1,000,000. The terms of the transaction were negotiated between the Company and Gold & Appel Transfer, S.A. on an arms length basis, with Mr. Anderson, the controlling party of Gold & Appel, and also a director of the Company.

On May 19, 2000, the Company the Company through a private placement transaction, issued 333,333 shares of Common Stock to the Foundation for the International Non-Governmental Development of Space, a non-profit organization ("FINDS"), of which Mr. Anderson is the president and director, in full payment of a loan obligation to FINDS with an original principal amount of $500,000.
The terms of the transaction were negotiated between the Company and FINDS on an arms length basis, with Mr. Anderson, and also a director of the Company.

On June 30, 2000, the Company, through a private placement transaction, issued 720,000 shares of Common Stock to Gold & Appel Transfer, S.A., a majority shareholder of the Company, for an aggregate purchase price of $900,000 or $1.25 per share. The proceeds of the issuance were used for general working capital. The terms of such transaction were negotiated between the Company and Gold & Appel Transfer, S.A. on an arms length basis, with Mr. Anderson abstaining from all negotiations and approvals.

All share shares issued in 2000 were issued directly by the Company to the holders without an underwriter or placement agent and were issued without registration under the Securities Act of 1933 pursuant to the private placement exemption contained in Section 4(2) of the Securities Act.

Acquisition

On March 17, 2000, the Company purchased certain assets of the business of Cam-Comm, Inc. At the time of the transaction, James Rossi was the chairman of the Company and owned Cam-Comm. The Company acquired the customer base and accounts receivable of $83,876 private line customers from Cam-Comm, Inc. in exchange for a cash payment of $150,000 and an agreement to pay an amount of $76,405 for an outstanding liability of Cam-Comm, Inc. Goodwill of $142,529 was recorded and will be amortized over three years.

Item 6.  Selected Financial Data

The selected financial data presented below is for the years ended December 31, for each of the periods indicated below. The following information should be read in connection with the consolidated financial statements of the Company and related notes included elsewhere in this report and with Item 7 of this report.

                                                               Year ended December 31,
                                                               -----------------------

                                          2000           1999           1998           1997          1996
                                          ----           ----           ----           ----          ----
Operating Data
--------------
Net sales                              $37,368,359    $39,777,331    $44,679,060    $56,466,698   $40,304,442

Net income (loss) (1)                  $(4,763,770)   $(2,950,899)   $(1,828,369)   $(3,699,821)  $    88,625

Net income (loss) per
     Common share (2)                  $      (.22)   $      (.15)   $      (.10)   $      (.23)  $        --

                                                                   December 31,
                                                                   ------------
Balance Sheet Data                       2000           1999           1998           1997          1996
------------------                       ----           ----           ----           ----          ----
Total assets                           $11,158,446    $10,906,213    $11,021,464    $11,813,475   $11,992,359

Capital lease obligations              $         0    $   153,289    $   376,760    $   653,355   $   703,696

Redeemable preferred stock             $         0    $         0    $   330,000    $   330,000   $   300,000

Cash dividends on preferred
     Stock                             $         0    $    13,500    $    27,000    $    27,000   $    27,000

(1) 1997 results include an increase in bad debt expense of approximately $986,000 due to higher than anticipated carrier write-offs. In addition, the Company incurred approximately $173,000 of severance expense upon the termination of three members of management during 1997. Finally, costs associated with a proposed merger with ACC Corp. amounted to approximately $567,000 in 1997.

     1998 results include approximately $393,000 in additional depreciation expense due to the acceleration of depreciation of assets associated with the Philadelphia Switch, which was replaced in 1999. In addition, the Company incurred approximately $300,000 of salary expense for severance paid to a former President. Finally, approximately $102,000 in miscellaneous expenses were incurred in connection with the relocation of the corporate office in 1998.

     1999 results include an increase in bad debt expense of approximately $861,000 due to the write-off of a carrier account in the third quarter. Also, an additional legal accrual of approximately $376,000 was incurred for a lawsuit judgment (see footnote 12 of the financial statements). Finally, approximately $105,000 in additional depreciation expense was due to the acceleration of depreciation of assets associated with the old Philadelphia switch.

     The 2000 loss increase of approximately $1,800,000 is attributable to a reduction in gross profit and an increase in salaries form a line of business subsequently discontinued.

(2) The Company has retroactively adopted Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"). In accordance with SFAS 128, since the Company has incurred losses from continuing operations for the years ended December 31, 1997, 1998,1999 and 2000 no potential Common Shares have been included in the computation of any diluted per share amount. For the year ended December 31, 1996 the difference between diluted and basic earnings per share is not significant. Accordingly, only basic earnings per share have been presented.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This annual report on Form 10-K includes "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended and
Section 27A of the Securities Exchange Act of 1933, as amended. Financial projections and words and phrases denoting the anticipated results of future events, such as "anticipate", "believe","estimate", "expects", "may", and "project" and similar expressions that denote uncertainty are intended to identify forward looking statements and information. Such statements are subject to certain risks and uncertainties, including but not limited to: changes in general economic conditions, increasing levels of competition in the telecommunications industry, changes in telecommunications technologies, changes in FCC regulations, the Company's reliance on transmission facilities based carriers, risks involved in conducting international operations, the inability to generate sufficient revenues to meet debt service obligations and operating expenses, unanticipated costs associated with the Company's recent and future acquisitions and the failure of the Company to manage its growth effectively. Should one or more of these risks or uncertainties materialize, actual results may vary materially from those estimated, anticipated or projected. Although the Company believes that the expectations reflected by such forward-looking statements are reasonable based on information currently available to the Company, no assurance can be given that such expectations will prove to have been correct. All forward-looking statements included herein are expressly qualified in their entirety by these cautionary statements.

RESULTS OF OPERATIONS

                            ~2000 Compared to 1999~

Revenue

Revenues decreased 6% or $2,408,972 for a total of $37,368,359 in 2000. This decrease was a result of carrier revenue decreasing $ 2,328,942. Switched long distance revenues remained constant, as the volume of minutes increased by greater than 50,000,000. A reduction in the average rate of new sales declined. kept the revenue level constant. The company entered into a new line of business by offering local service through a resale of Verizon's services. This product was first offered in August 2000, and produces $299,572 for 2000.

The table below shows the distribution of revenues on a percentage basis by product line:

                            Distribution of revenues

               Service                            % 2000     % 1999
               -------                            ------     ------
               Domestic 1+                            56%        48%
               International                          22%        22%
               Inbound                                15%        17%
               Wireless                                2%         3%
               Domestic Carrier Termination            4%        10%
               Local                                   1%        --


Gross Profit

Gross profit margin decreased marginally from 29.1% in 1999 to 27.1% in 2000. Gross profit decreased $1,442,207 in 2000. This was primarily due to the decrease in revenues and gross profit margin

Selling, General and Administrative expense

Selling, general and administrative ("SG&A") expenses for 2000 were $911,743 greater than the amount incurred during 1999. However, SG&A expenses as a percentage of revenue increased from 32.8% in 1999 to 37.3% in 2000. Salary compensation expense increased approximately $1,040,209 to $3,980,947 primarily due to new areas of business and system development initiatives. During the first quarter of 2000 the Company developed a nationwide direct sales force focused on securing the endorsement of local chambers of commerce, who in turn were to secure the small and medium business that comprised its membership. While the Company's network of salespersons successfully secured 65 chamber relationships, it became evident that the chambers lacked the promotion necessary to secure the retail revenue. The Company exited this business strategy in 2nd quarter 2000. There was significant human resources allocated to this strategy, thus accounting for a large portion of the salary increase.

Provision for Bad Debt

Bad debt expense decreased $738,575 (from 3.7% of net sales in 1999 to 1.9% of net sales in 2000). In 1999, the Company incurred bad debt expense of approximately $861,000, related to a large carrier account, which contributed to bad debt expense for the year of approximately $1,453,000 in 1999.

Net Loss From Operations

The Company recorded a net loss for 2000 of $4,763,770 compared to a net loss of $2,964,339 in 1999. This was primarily due to a decrease in revenues and gross profit, combined with the above referenced increase in salaries.

                            ~1999 Compared to 1998~

Revenue

Revenues decreased 11% or approximately $4,901,729 to $39,777,331 in 1999. This was primarily due to a decrease in revenue through the carrier sales channel of approximately $1,338,000. In 1999, the Company limited the amount of high-risk international traffic in order to reduce bad debt exposure. Also, there was a decline in International Callback revenue of approximately $1,037,000. As deregulation occurs in European and Asian countries, the International Callback business continues to diminish. In addition, there was a decrease in retail revenue of approximately $2,527,000. As a result of strong competition in the long distance marketplace, the Company's average retail rate per minute decreased $.0194 from January 1, 1999 to December 31, 1999. This accounted for approximately $2,360,000 of the decrease in retail revenue.


The table below shows the distribution of revenues on a percentage basis by product line:

                            Distribution of revenues


                Service                      % 1999     % 1998
                -------                      ------     ------
                Domestic 1+                      48%        45%
                International                    22%        23%
                Inbound                          17%        15%
                Wireless                          3%         4%
                Carrier termination              10%        13%

Gross Profit

Gross profit margin increased marginally from 28.8% in 1998 to 29.1% in 1999. Gross profit decreased approximately $1,308,000 in 1999. This was primarily due to the decrease in revenues.

Selling, General and Administrative expense

Selling, General and Administrative ("SG&A") expenses for 1999 were approximately $813,000 lower than the amount incurred during 1998. However, SG&A expenses as a percentage of revenue increased from 31.0% in 1998 to 32.8%
in 1999.   Depreciation expense decreased approximately $385,000 in 1999 due to accelerating the depreciation of assets associated with one of the Company's switches in 1998 (See footnote 2 of the financial statements). Commission expense decreased approximately $354,000 or 6.7% from 1998 due primarily to a decrease in revenues on which commissions are paid. Salary compensation expense decreased approximately $188,000 to approximately $2,857,000 primarily due to a severance payment to a former president in 1998 of approximately $300,000. Legal and consulting expenses increased approximately $243,000 primarily due to fees associated with potential strategic alternatives for the Company and the Company's pending reincorporation merger into the state of Delaware. Also, other miscellaneous SG&A expenses decreased approximately $129,000 in 1999.

Provision for Bad Debt

Bad debt expense increased approximately $665,000 (from approximately 1.8% of net sales in 1998 to approximately 3.7% of net sales in 1999). In 1999, the Company incurred bad debt expense of approximately $861,000 related to a large carrier account, which contributed to bad debt expense for the year of approximately $1,453,000.

Net Loss From Operations

The Company recorded a net loss for 1999 of $2,950,899 compared to a net loss of 1,828,369 for 1998. This was primarily due to a decrease in revenues, and an increase in bad debt expense. A portion of the net loss in 1999 was attributable to the following: bad debt expense of approximately $861,000 related to the write-off of a large carrier account, depreciation expense of approximately $105,000 associated with accelerating depreciation of certain assets (See footnote 2 of the financial statements), and a miscellaneous expense of $376,000 associated with a legal judgment (See footnote 12 of the financial statements).


Liquidity And Capital Resources

The consolidated financial statements of the Company have been prepared on a going-concern basis, which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. The Company incurred a net loss applicable to common shareholders of approximately $4,763,770 during the year ended December 31, 2000 and had negative cash flow from operating activities of $1,909,732. At December 31, 2000 the Company had a net working capital deficit of $3,056,625 and an accumulated deficit of $15,087,022. In addition, the Company was not in compliance with one of its covenants in its Loan and Security Agreement with Wells Fargo Bank, however, the Company received a waiver related to such non-compliance. The Company can renew its line of credit arrangement with Wells Fargo for one more year on May 11, 2001. The Company does not believe that its events of non-compliance and subsequent waiver will affect its ability to renew the line of credit. Such conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The Company plans to focus on growing its revenue base through the addition of profitable customers and decreasing its network costs. The Company intends to reduce its network costs by obtaining more favorable pricing from suppliers, by forming strategic alliances with certain similarly situated companies, increasing the network traffic on its fixed cost network, and also discontinuing the operations located in Oakland California and using a more cost favorable way to transport that existing traffic.

The Company expanded on its private Internet web sites from which its agents are generating new orders electronically. The Company expects to continue its efforts to expand this strategy in order to generate new business. In addition to these private Internet sites, the Company plans to implement an electronic business-to-business strategy to reduce overhead costs associated with operating its agent sales force channel.

Additionally, the Company began the resale of local access services to its current and prospective customers in six Bell Atlantic, now Verizon states under its favorable interconnection agreements.

On May 19, 2000, the Company through a private placement transaction, issued 666,667 shares of common stock to Gold & Appel Transfer, S.A., a majority shareholder of the Company, in full payment of a loan obligation with an original principal amount of $1,000,000. The terms of such transaction were negotiated between the Company and Gold & Appel Transfer, S.A. on an arms length basis, with Mr. Anderson, the controlling party of Gold & Appel, and a directory of the Company, abstaining from all negotiations.

On May 19, 2000, the Company through a private placement transaction, issued 333,333 shares of Common Stock to the Foundation for the International Non-Governmental Development of Space, a non-profit organization ("FINDS"), of which Mr. Anderson is the president and director, in full payment of a loan obligation with an original principal amount of $500,000. The terms of such transaction were negotiated between the Company and FINDS. on an arms length basis, with Mr. Anderson, the controlling party of Gold & Appel, abstaining from all negotiations.

On June 30, 2000, the Company, through a private placement transaction, issued 720,000 shares of Common Stock to Gold & Appel Transfer, S.A., a majority shareholder of the Company, and Foundation for the International Non-Governmental Development of Space, a non-profit organization of which Mr. Anderson is the president and director, for an aggregate purchase price of $900,000 or $1.25 per share. The proceeds of the issuance are being used for general working capital. The terms of such transaction were negotiated between the Company and Gold & Appel Transfer, S.A. on an arms length basis, with Mr. Anderson abstaining from all negotiations and approvals.

On March 15, 2001, Company entered into a Loan Agreement with Gold & Appel Transfer, S.A. ("G &A"), a majority shareholder of the company. The terms of the agreement calls for the Company to borrow up to $900,000 at a rate of 12% per annum, due and payable on June 15, 2002. The agreement allows G&A to convert all or any portions of the loan amount to shares of the Company's Common Stock at the average trading price for 20 days up to the conversion date at any given time during the loan period. The Company borrowed the first $300,000 on March
15. This loan agreement violates one of the restrictions in the Company's $2,000,000 credit facility with Wells Fargo Credit Corporation. The Company has not yet received a waiver of such condition of non-compliance.

On March 28, 2001 Gold & Appel, the company's largest shareholder, sold a majority ownership interest (15,471,301 shares) in the Company at a price of $.20 per share for a total amount of $3,094,260. The purchaser is the chairman of another publicly traded telecommunications company. The Company has received a letter of interest from this other telecommunications company regarding a possible merger. However there can be no assurances that a merger agreement will be negotiated in favorable terms to the Company, or that a merger will occur at all.

The Company believes that the loan agreement, combined with its cost reductions will be adequate to allow the company to continue its operations, however there can be no assurances to this effect.

2001. The remaining two $300,000 borrowings are required to be paid by May 1, 2001 and June 15, 2001 respectively. However, at the Company's option these borrowings may be made at a later date.

The company was not able to meet the minimum financial requirements necessary to maintain its listing on the NASDAQ SmallCap Market. Management has determined that utilizing the capital to maintain this list is not in the best interest of the shareholders, and chose not to raise the additional funds. Instead management is focusing on raising funds to correct its current cost structure and also improve its current financial position. Also, in order to achieve the Company's plans for growth in the long distance business as well as its entry into other communications services, the Company may require additional equity and is currently seeking sources of funding. The Company cannot give assurance as to the potential success of these efforts.


Item 7A. Quantitative and Qualitative Disclosure About market Risk:

The Company does not invest in any derivative financial instruments, and all of its cash is in commercial checking and money market accounts. The company has no long-term debt. The Company uses its line of credit to finance a significant portion of its operation. This on-balance sheet financial instrument, because of its variable rate of interest, exposes the Company to interest rate risk resulting from changes in the related banks' base rate. The Company does not believe this risk to be material.

Item 8.  Financial Statements and Supplementary Data

See "Index To Consolidated Financial Statements and Notes To Consolidated Financial Statements" on page F-i herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable

                                   PART III
                                   ==== ===

Item 10.  Directors and Executive Officers of the Registrant

The following table sets forth information with respect to all of the directors of the Company at March 3, 2001.

Name                  Age  Position                     Director Since
----                  ---  --------                     --------------

Dominic J. Romano    (60)  Director (1)                           1999

Walt Anderson        (47)  Director (2)                           1998

Murray Goldberg      (58)  Director (3)                           1996

Arthur Regan         (37)  Director and Secretary (4)             1997

James Rossi          (49)  Director and Chairman (5)              1999


(1) Dominic J. Romano has been a Director of the Company since September 1999. Mr. Romano has served as the managing partner of Romano, Hearing & Testa, a certified public accounting and consulting firm located in Vineland, New Jersey, since 1967. His areas of specialization include valuations of businesses for acquisition purposes and financial, tax and estate planning. He currently is a board member of Solar Communications Group, Inc. He is a certified public accountant, registered municipal accountant, and he holds a Bachelor of Science in Accounting degree from Seton Hall University.

(2) Walt Anderson has been a Director of the Company since May 1998. Since 1992, Mr. Anderson has been the financial advisor to Gold & Appel Transfer, S.A., a venture capital company, which owns substantial positions in several public and private telecommunications companies, including the Company. Pursuant to a power of attorney, Mr. Anderson has sole investment power over the shares of Common Stock owned by Gold & Appel Transfer, S.A. Mr. Anderson is a pioneer in the telecommunications industry. He founded Mid Atlantic Telecom, a regional long distance carrier, in 1984 to take advantage of the breakup of AT&T. He also founded Espirit Telecom in 1991 and was Chairman of that company until 1999. Mr. Anderson is also on the Board of Directors of several other companies including TotalTel USA Communications, Net-tel Corp., World Exchange Communications, Teleport UK Ltd., American Technology Labs, Inc., Galactech Corp., Rotary Rocket Co, Aquarius Holdings Limited, and Cis Lunar Development.

(3) Murray Goldberg has been a Director of the Company since November 1996 and an independent sales agent of the Company since 1993. Mr. Goldberg is also the owner and a Vise-President of Jamco, Inc., a discount shoe distributor in Florida, and the owner and Director of Doxs, Inc., an anesthesia equipment developer and distributor. From June 1994 until May 1996, he was also an owner of Strathmore Bagel Franchise Company.

(4) Arthur Regan has been a Director of the Company since August 1997. Mr. Regan has been President of Regan & Associates, Inc., a proxy solicitation/shareholder services firm in New York, New York that has been a vendor of the Company since 1993. Since 1988, Mr. Regan has also been the Chairman, President and Chief Executive Officer of RD's Place, Inc., a messenger/courier company located in Jersey City, New Jersey.

(5) James M. Rossi has been a Director of the Company since August 1999. Mr. Rossi is a co-founder of Solar Communications Group, Inc., a productivity service provider, and has been a Director and Chairman and Chief Executive Officer of Solar Communications Group, Inc. since October 1994. Mr. Rossi has also served as a Director and Chairman and Chief Executive Officer of JMR Corporation, a telecommunication consulting firm, since 1971, as a Director and Chairman and Chief Executive Officer of Cam-Comm, Inc. a data fiber optics reseller, since 1997, and as a President and a Director of Comanco, Inc., a data fiber optics reseller, since 1997. Mr. Rossi resigned his position as Director and Chairman of the company on January 18, 2001 without issues.

Executive Officers

The Company's executive officers are appointed by the Board of Directors and, except as described below, hold office at the pleasure of the Board until their successors are appointed and have qualified. During 2000, the Company had three executive officers, David B. Hurwitz, Michael McAnulty and John Colarossi. Both Messrs. McAnulty and Colarossi resigned from the Company in January 2001, when it became evident to them that they would not survive the Startec Merger.

David B. Hurwitz, age 37, became the Executive Vice President of Sales and Marketing and General Manager of the Company in December 1996 and was elected President and Chief Executive Officer of the Company in February 1999. From 1995 to 1996, he served as the Vice President of Sales and Marketing of Commonwealth Long Distance, a company engaged in the provision of local and long distance telephone services. From 1993 to 1995, he served as Executive Vice President and Chief Operating Officer of InterNet Communications Services, Inc., a company engaged in the provision of pre-paid calling card services. From 1992 to 1995, he served as General Manager of FiberNet, a company engaged in the provision of local and private line telephone services. From 1985 to 1992 Mr. Hurwitz held sales and sales management positions with RCI Long Distance, a subsidiary of Rochester Telephone Corp. (now Frontier Corporation).

Randolph Fry, age 38, joined the Company in 1999 as the e-business development manager and worked in the Company's Information Systems department until he was named Chief Financial Officer in February 2001. Mr. Fry has a Masters Degree in Finance from Drexel University, and a Bachelor's degree in Accounting from The University of Tennessee. He has over 16 Years of experience in accounting, finance and financial system analysis and development.

Section 16(a) - Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers, directors and persons who own more than ten percent (10%) of the Common Stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent (10%) shareholders are required by regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on review of the copies of such forms furnished to the Company or a written representation that no Annual Statements of Beneficial Ownership of Securities on Form 5 were required to be filed, the Company believes that during the year ended December 31, 2000, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent (10%) shareholders were complied with.


Item 11.  Executive Compensation and Options Outstanding

The following table sets forth certain information concerning the compensation paid for the years ended December 31, 2000, 1999 and 1998: (i) to the Company's President and Chief Executive Officer, and (ii) to the Company's former President and Chief Executive Officer. The combined 2000 salary and bonus of the Company's other executive officers, Michael McAnulty and John Colarossi were $116,636 and $160,500 respectively. Both Mr. McAnulty and Mr. Colarossi resigned from the Company in January 2001.

                          SUMMARY COMPENSATION TABLE


                                                   Long Term Compensation
               Annual Compensation                         Awards
---------------------------------------------------------------------------------
Name                                                       Common            All
And                                                         Stock           Other
Principal                        Salary    Bonus         Underlying         Comp.
Position                  Year    ($)       ($)          Options (#)         ($)
---------------------------------------------------------------------------------
David B. Hurwitz           `00  225,000   77,069                500           --
President and Chief        `99  217,578       --            400,000           --
 Executive Officer (1)     `98  215,030       --             50,000           --
---------------------------------------------------------------------------------
John Colarossi             `00  120,000   40,500                 --           --
---------------------------------------------------------------------------------
Michael McAnulty           `00   96,637   20,000                 --           --
---------------------------------------------------------------------------------

(1)  Mr. Hurwitz became President and Chief Executive Officer on February 17,
     1999.

Option Grants In Last Fiscal Year

The following table summarizes the number of options granted to the named executive officers during the year ended December 31, 2000. The Company did not grant any stock appreciation rights in 2000.

                                                                                                    Potential Realizable
                                                                                                      Value of Assumed
                        Number of Shares of      Percent of Total                                    Annual Rates of Stock
     Name                 Common Stock            Options Granted    Exercise       Expiration      Price Appreciation for
                        Underlying Options        in Fiscal Year(1)    Price           Date             Option Term(2)
                             Granted
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                           5%     10%
---------------------------------------------------------------------------------------------------------------------------------
David B. Hurwitz               500                       0.2%           $1.25         05/01/03            $100   $340
---------------------------------------------------------------------------------------------------------------------------------
John Colarossi                 500                       0.2%           $1.25         05/01/03            $100   $340
---------------------------------------------------------------------------------------------------------------------------------
Michael McAnulty               500                       0.2%           $1.25         05/01/03            $100   $340
---------------------------------------------------------------------------------------------------------------------------------


(1) Based upon options to purchase a total of 224,500 shares granted to all officers and employees of the Company in 2000 under its Amended and Restated Stock Option Plan or its predecessor plans.

(2) These amounts represent hypothetical gains that could be achieved for the respective stock options if exercised at the end of the option term. These gains are based on assumed rates of stock appreciation of 5% and 10% compounded annually from the date the respective options were granted to their expiration date.

Aggregated Option Exercises In Last Fiscal Year and Fiscal Year-end Option
Values

The following table summarizes the number and value of unexercised options held by the named officers as of December 31, 3000.



                                Number of         Value                 Number of
                                  Shares        Realized                Shares of                           Value of
                               Acquired on                            Common Stock                        Unexercised
                                 Exercise                              Underlying                         In-The-Money
                                                                       Unexercised                          Options
                                                                         Options                          or Warrants
                                                                     or Warrants at                        at Fiscal
                                                                     Fiscal Year-End                      Year-End(1)
                                                              ===============================   ================================
NAME                                                          EXERCISABLE #   UNEXERCISABLE #   EXERCISABLE $    UNEXERCISABLE $
================================================================================================================================
David B. Hurwitz                          --             --        1,100,000              500                $0               $0
--------------------------------------------------------------------------------------------------------------------------------
John Colarossi                            --             --           90,500           20,500                $0               $0
--------------------------------------------------------------------------------------------------------------------------------
Michael McAnulty                          --             --           65,000                0                $0               $0
--------------------------------------------------------------------------------------------------------------------------------


(1) Based upon a market price of the Company's common stock on December 1, 2000 of $.1875 per share, the price of the stock at the date (last trading day in December 2000).


Compensation of Directors

Directors who also serve as salaried employees of the Company do not receive any additional compensation for their services as directors.

In 2000, non-employee directors are entitled to receive $1,000 for each Board meeting attended in person, and $500 for participation in each Board meeting conducted by telephone conference call


Employment Agreements

There are no current employment agreements with senior management.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

The following table sets forth, as of March 14, 2000, information concerning the shares of the Company's Common Stock beneficially owned by: (a) each person or group known to the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock; (b) each director and named executive officer; and (c) all directors and executive officers as a group. Except as otherwise indicated below, to the Company's knowledge, each person named or included in a group has sole voting and investment power with respect to his or its shares of Common Stock.


Name and Address of Beneficial        Amount and Nature
Owner or Identity of Group         of Beneficial Ownership   Percent of Class
---------------------------------  ------------------------  -----------------

James M. Rossi                                     152,000                  *
21 East Main Street
Suite 201
Millville, NJ 08332

Dominic J. Romano                                  100,000(1)               *
150 South Main Road
Vineland, NJ 08360

Murray Goldberg                                    285,183(2)             1.2%
26 Anthony Drive
Malvern, PA 19355

Arthur Regan                                        57,000(3)               *

15 Park Row
New York, NY  10038

Walter Anderson
c/o Gold & Appel Transfer, S.A.               17,657,734(4)(5)(8)        71.4%
Omar Hodge Building
Wickhams Cay
Road Town
Tortula, British Virgin Islands

David B. Hurwitz                               1,111,500(6)               4.5%
2 Greenwood Square
3331 Street Road
Suite 275
Bensalem, PA 19020

Randolph A. Fry                                   15,500(7)                 *
2 Greenwood Square

3331 Street Road
Suite 275
Bensalem, PA 19020

All Directors and Executive Officers
as a group                                    19,378,917                 78.3%
(7  persons)
---------------------
*  Less than 1%

(1)  Consists of 100,000 shares of Common Stock at $1.5625 per share.

(2) Consists of 260,183 shares of Common Stock owned by Mr. Goldberg as well as options to purchase 25,000 shares of Common Stock at $1.1875 per share.

(3) Consists of 12,000 shares of Common Stock owned by Mr. Regan, options to purchase 25,000 shares of Common Stock at $1.1875 per share and options to purchase 20,000 shares of Common Stock at $1.69 per share.

(4) All of such shares are held of record by Gold & Appel Transfer, S.A. Pursuant to a power of attorney, Mr. Anderson has sole investment power over such shares and as a result may be deemed to be the beneficial owner of such shares. Mr. Anderson, however, has disclaimed such beneficial ownership. Excludes 2,186,433 shares of Common Stock held by the Foundation for the International Non-Governmental Development of Space, a non-profit organization ("FINDS"), of which Mr. Anderson is the president and director. Mr. Anderson has no pecuniary interest in the shares held by FINDS and has no power to control the voting or disposition of the shares held by FINDS. Mr. Anderson has disclaimed beneficial ownership of such shares. The information in this note (4) is based on a joint Schedule 13D/A dated April 2, 2001 filed by Gold & Appel Transfer, S.A. and Mr. Anderson with the Securities and Exchange Commission.

(5) Based on a joint Schedule 13D/A dated April 2, 2001 filed Gold & Appel Transfer, S.A. and Mr. Anderson with the Securities and Exchange Commission.

(6) Consists of 1,161,000 shares of Common Stock owned by Mr. Hurwitz as well as options to purchase 350,000 shares of Common Stock at $1.03125 per share, options to purchase 300,000 shares of Common Stock at $1.30 per share and options to purchase 50,000 shares of Common Stock at $1.1875 per share and options to purchase 400,000 shares of Common Stock at $1.5625 per share. Does not include options to purchase 500 shares of Common Stock at $1.25 per share, which options do not first become exercisable until May 1, 2001.

(7) Consists of 10,000 shares of Common Stock at $1.75 per share and options to purchase 5,000 shares of Common Stock at $1.625 per share. Does not include options to purchase 500 shares of Common Stock at $1.25 per share, which options do not first become exercisable until May 1, 2001.

(8) On March 28, 2001 Gold and Appel, S.A. sold its controlling interest in the Company, or 15,471,301 shares, to Henry Luken III at a price of $.20 per share for a total of $3,094,260.

Item 13.  Certain Relationships and Related Transactions

Indemnification Arrangements

The Company is party to indemnification agreements with two of its directors, Aaron R. Brown and Stephen J. Parker, dated August 1990. In addition, the Company has entered into an indemnification agreement with Kevin O'Hare, a former executive officer of the Company, dated July, 1997. In general, the indemnification agreements obligate the Company to indemnify each of Messrs. Brown, Parker and O'Hare against the liabilities and expenses incurred by them in acting as a director or officer of the Company to the maximum extent allowed by law. As stated above, the Company, together with Messrs. Parker, Brown and O'Hare, have been sued by a former president for various claims asserted by the plaintiff in connection with his termination of employment with the Company on December 30, 1996. The Company and the individual defendants have selected counsel to defend the action. The Board of Directors has authorized the Company to advance the expenses of the individual defendants incurred in defending this action upon the receipt of an undertaking from each of them to repay the amounts so advanced in the event it is determined that they are not entitled to indemnification under applicable law. As of December 31, 2000, no amounts had been advanced by the Company under such agreements. As a result of the settlement with the Company's former president, Messrs. Brown, Parker and O'Hare have been release from all liability regarding the litigation brought forth as referenced to above.

Sales Agency

Mr. Goldberg acts as a sub-agent for the Company and is the co-owner of Goldberg & Associates, a company that acts as an agent for the Company in the sale of the Company's products and services. During 2000, the Company paid Mr. Goldberg and such company a total of $42,961 in commissions for their services as the Company's sales agents. Commissions paid to Mr. Goldberg and such company were at competitive rates.

Private Placement

On May 19, 2000, the Company through a private placement transaction, issued 666,667 shares of common stock to Gold & Appel Transfer, S.A., a majority shareholder of the Company, in full payment of a loan obligation with an original principal amount of $1,000,000. The terms of such transaction were negotiated between the Company and Gold & Appel Transfer, S.A. on an arms length basis, with Mr. Anderson, the controlling party of Gold & Appel, abstaining from all negotiations.

On May 19, 2000, the Company the Company through a private placement transaction, issued 333,333 shares of common stock to the Foundation for the International Non-Governmental Development of Space, a non-profit organization ("FINDS"), of which Mr. Anderson is the president and director, in full payment of a loan obligation with an original principal amount of $500,000. The terms of such transaction were negotiated between the Company and Gold & Appel Transfer, S.A. on an arms length basis, with Mr. Anderson, the president and a director of FINDS, abstaining from all negotiations.

On June 30, 2000 the Company through a private placement transaction, issued 720,000 shares of common stock to Gold & Appel Transfer, S.A., a majority shareholder of the Company, for an aggregate purchase price of $900,000 or $1.25 per share. The proceeds of the issuance are being used for general working capital. The terms of such transaction were negotiated between the Company and Gold & Appel Transfer, S.A. on an arms length basis, with Mr. Anderson abstaining from all negotiations and approvals.

Acquisitions

On March 17, 2000, the Company purchased certain assets of the business of Cam-Comm, Inc. At the time of the transaction, James Rossi was the chairman of the Company and owned Cam-Comm. The Company acquired the customer base and accounts receivable of $83,876 private line customers from Cam-Comm, Inc. in exchange for a cash payment of $150,000 and an agreement to pay an amount of $76,405 for an outstanding liability of Cam-Comm, Inc. Goodwill of $142,529 was recorded and will be amortized over three years.

                                    PART IV
                                    ==== ==


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------------------------------------------------------------------------

(a)  Documents filed as part of this Annual Report on Form 10-K:

     (1)  Financial Statements
          --------------------

          See "Index To Consolidated Financial Statements and Financial Statement Schedules" on page F-i herein.


     (2)  Financial Statement Schedules required to be filed by Item 8 on this
          --------------------------------------------------------------------
form.
-----

          See "Index To Consolidated Financial Statements and Financial Statement Schedules" on page F-i herein.


(b)  Reports on Form 8-K:

     1. On November 2, 2000, Capsule Communications, Inc. (the "Company") entered into an Agreement and Plan of Reorganization(the "Merger Agreement") with Startec Global Communications Corporation, a Delaware corporation ("Startec"),a wholly-owned subsidiary of Startec, Stars Acquisition Corp., a Delaware corporation ("Stars"), Gold & Appel Transfer, S.A. ("Gold & Appel")and Foundation for the International Non-Governmental Development of Space ("FINDS"). Pursuant to the Merger Agreement and subject to the conditions set forth in the Merger Agreement (including approval of the Merger Agreement by the stockholders of each of the Company and Startec, receipt of required regulatory approvals, effectiveness of a registration statement registering the shares of Startec common stock to be issued in the Merger and other customary closing conditions) Stars will merge with and into the Company. The Company, the surviving corporation, will become a wholly-owned subsidiary of Startec.

     2. On January 18, 2001, James M. Rossi tendered his resignation as Chairman of the board of directors of Capsule Communications, Inc. effective immediately.

     3. Effective January 23, 2001, Capsule Communications, Inc. (the "Company") terminated its previously announced merger agreement with Startec Global Communications Corp.

     4. On March 30, 2001, the Board of Directors of Capsule Communications, Inc. (the "Company") unanimously approved the appointment of Walt Anderson as the Chairman of the Board, effective immediately. A copy of the Company's press release is attached hereto as Exhibit 99.1 and is incorporated herein by reference.

(c)  Exhibits

Exhibit No.  Description
-----------  -----------

   2.1       Agreement and Plan of Merger with Capsule Communications, Inc.(1)
   2.2       Certificate of Incorporation with Capsule Communications, Inc.(1)
   2.3       By-Laws of Capsule Communications, Inc.(1)
   3.1       Certificate of Incorporation of Registrant(2)
   3.2       Amendment to Certificate of Incorporation(2)
   3.3       By-Laws of Registrant(2)
   3.4       Amended and Restated By-Laws of the Company********
   4.1       Specimen Common Share Certificate(2)
  10.1       DSC Marketing Services Supply Agreement(3)
  10.2       Key Employees Incentive Stock Option Plan(3)

  10.3      Employee Compensation Stock Option Plan(3)
  10.4 Loan and Security Agreement between US Wats, Inc. and Century Business Credit Corporation dated May 11, 1995(4)
  10.5      Severance, General Release, and Cooperation Agreement dated
            August 21, 1999, between US Wats, Inc. and Stephen Parker(5)
  10.6 Stock Repurchase Agreement dated August 21, 1999, between US Wats, Inc. and Stephen Parker(8)
  10.7      Agreement of Lease for 3 Parkway, Philadelphia, PA(3)
  10.8 Employment Agreement dated December 13, 1999, between US Wats, Inc. and David B. Hurwitz*(5)
  10.9 Employment Agreement dated January 15, 2000, between US Wats, Inc. and Michael McAnulty*(5)
 10.10 Employment Agreement dated January 15, 2000, between US Wats, Inc. and John Colarossi*(5)
 10.11 Purchase Agreement dated March 17, 2000, between US Wats, Inc. and Cam-Comm, Inc.(5)
 10.12 Loan Agreement dated March 22, 2000, between US Wats, Inc. and Gold & Appel Transfer, S.A.(5)
 10.13 Loan Agreement dated March 22, 2000, between US Wats, Inc. and Foundation for the International Non-governmental Development of Space(5)
 10.14 Stock Option and Consulting Agreement dated December 13, 1999, between US Wats, Inc. and Dominic Romano*(6)
 10.15 Amendment and extension of the Loan and Security Agreement between Capsule Communications, Inc. and Wells Fargo Business Credit Credit Corporation dated June 21, 2000.
 10.16      Agreement of Lease for 3331 Street Road Parkway, Bensalem, PA
 10.17      Agreement of Lease for 401 N. Broad Street, Philadelphia, PA
 10.18      Agreement of Lease for 180 Grand Ave., Oakland, CA
 10.19 Loan Agreement dated May 19, 2000, between Capsule Communications, Inc. and Gold & Appel Transfer, S.A. and Foundation for the International Non-governmental Development of Space.
 10.20 Loan Agreement dated June 30, 2000, between Capsule Communications, Inc. and Gold & Appel Transfer, S.A. and Foundation for the International Non-governmental Development of Space
 10.21 Loan Agreement dated March 15, 2001, between Capsule Communications, Inc. and Gold & Appel Transfer, S.A. and Foundation for the International Non-governmental Development of Space
 10.22 Stock Option Agreement dated May 1, 2000, between Capsule Communications, Inc. and David B. Hurwitz*
 10.23 Stock Option Agreement dated May 1, 2000, between Capsule Communications, Inc. and Michael McAnulty*
 10.24 Stock Option Agreement dated May 1, 2000, between Capsule Communications, Inc. and John Colarossi*
 10.25      Proposed merger agreement with Startec Global Communications,
            Inc.(7)
 10.26      Consent of Deloitte and Touche, LLP

(1)  Incorporated by reference to the October 25, 1999 Form DEF 14A
(2) Filed as an exhibit with corresponding Exhibit No. to Registrant's post effective amendment No. 1 to Registration Statement on Form S-18, or previous Annual Report Form 10-K.
(3)  Incorporated by reference to the December 31, 1992 Form 10-K
(4)  Incorporated by reference to the June 30, 1995 Form 10-Q
(5)  Incorporated by reference to the December 31, 1999 Form 10-K
(6)  Incorporated by reference to the September 16, 1999 Form 8-K
(7)  Incorporated by reference to the November 2, 2000 Form 8-K
(8)  Incorporated by reference to the September 1, 1998 Form 8-K


*  Compensatory arrangement

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         Capsule Communications, Inc.
                         (Registrant)

                         By:    /s/  Randolph A. Fry
                               ---------------------
                               Randolph A. Fry
                               Chief Financial Officer

                         Date:  April 12, 2001


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



SIGNATURE                 TITLE                                  DATE
---------                 -----                                  ----


/s/  David B. Hurwitz     President and Chief Executive Officer  April 12,2001
------------------------
David B. Hurwitz

/s/  Randolph A. Fry      Chief Financial Officer                April 12,2001
------------------------
Randolph A. Fry

/s/  Walt Anderson        Chairman of the Board                  April 12,2001
------------------------
Walt Anderson

/s/  Dominic J. Romano    Director                               April 12,2001
------------------------
Dominic J. Romano

   CAPSULE COMMUNICATIONS, INC. (FORMERLY U.S. WATS, INC.)  AND SUBSIDIARIES
                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                 YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998


                                                                      Page (s)
                                                                      --------

CONSOLIDATED FINANCIAL STATEMENTS:

Independent Auditors' Report                                            F-1

Consolidated Balance Sheets
     December 31, 2000 and 1999                                      F-2 to F-3

Consolidated Statements of Operations
     Years ended December 31, 2000, 1999, and 1998                      F-4

Consolidated Statements of Common Shareholders' Equity (Deficiency)
     Years ended December 31, 2000, 1999, and 1998                   F-5 to F-7

Consolidated Statements of Cash Flows
     Years ended December 31, 2000, 1999, and 1998                      F-8


Notes to Consolidated Financial Statements                          F-9 to F-22

Financial Statement Schedule
- Schedule II - - Valuation and Qualifying Accounts                     F-23

INDEPENDENT AUDITORS' REPORT
Board of Directors and Shareholders
Capsule Communications, Inc.
Bensalem, Pennsylvania

We have audited the accompanying consolidated balance sheets of Capsule Communications, Inc. (formerly US Wats, Inc.) and subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of operations, common shareholders' equity (deficiency), and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company's recurring net losses, negative working capital, financing requirements and negative cash flows from operations raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in
Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




DELOITTE & TOUCHE LLP
Philadelphia, Pennsylvania

March 30, 2001

   CAPSULE COMMUNICATIONS, INC. (FORMERLY U.S. WATS, INC.) AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS



                                                        December 31,
                                                ------------------------
ASSETS                                              2000        1999
------                                          ------------ -----------
Current Assets
 Cash and cash equivalents                        $1,569,473  $  827,048
 Restricted cash                                     823,571     770,363
 Accounts receivable, net of allowance for
  doubtful accounts of $1,188,238 for 2000 and
  $1,711,853 for 1999                              5,850,739   5,772,799
 Prepaid expenses and other                           53,938     201,724
                                                ------------ -----------

   Total Current Assets                            8,297,721   7,571,934
                                                ------------ -----------

Property and Equipment
 Telecommunications equipment                      4,255,311   4,120,775
 Equipment                                         1,973,382   1,863,177
 Software                                            655,422     655,422
 Office furniture and fixtures                       163,882     161,282
 Leasehold improvements                              675,765     668,820
                                                ------------ -----------
                                                   7,723,762   7,469,476
Less accumulated depreciation and amortization     5,201,253   4,459,111
                                                ------------ -----------

 Total Property and Equipment, net                 2,522,509   3,010,365
                                                ------------ -----------

Other assets, net                                    338,216     323,914
                                                ------------ -----------

       Total                                     $11,158,446 $10,906,213
                                                ============ ===========

  The accompanying notes are an integral part of these consolidated financial statements

   CAPSULE COMMUNICATIONS, INC. (FORMERLY U.S. WATS, INC.) AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                            December 31,
                                                    ---------------------------
                                                        2000          1999
                                                    ------------   ------------
Liabilities and Shareholders' Equity (Deficit)
----------------------------------------------
Current Liabilities
 Note payable                                       $  1,858,673   $  1,036,507
 Capital lease obligations, current portion                   --        153,289
 Accounts payable and accrued carrier cost             5,753,606      5,085,368
 Accrued commissions                                     637,483        643,321
 Accrued expenses and other                            1,743,747      1,162,975
 State and Federal taxes payable                       1,184,708      1,039,966
 Deferred revenue                                        176,129              -
                                                    ------------   ------------

  Total Current Liabilities                           11,354,346      9,121,426
                                                    ------------   ------------

Commitments and Contingencies - see note 7

Common Shareholders' Equity (Deficit)
 Common stock, $.001 par, authorized
  100,000,000 shares; issued:
  22,667,444 shares in 2000 and
  20,814,944 shares in 1999                               22,668         20,926
 Additional paid-in capital                           14,868,673     12,087,332
 Accumulated deficit                                 (15,087,022)   (10,323,252)
                                                    ------------   ------------
                                                        (195,681)     1,785,006
 Common stock held in treasury
 (219,000 shares in 2000 and 1999), at par value            (219)          (219)
                                                    ------------   ------------

                                                        (195,900)     1,784,787
                                                    ------------   ------------

   Total                                            $ 11,158,446   $ 10,906,213
                                                    ============   ============

  The accompanying notes are an integral part of these consolidated financial statements

   CAPSULE COMMUNICATIONS, INC. (FORMERLY U.S. WATS, INC.) AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS




                                                         Years Ended December 31,
                                                 -----------------------------------------
                                                     2000          1999           1998
                                                 -----------    -----------    -----------
Revenues                                         $37,368,359    $39,777,331    $44,679,060

Cost of sales                                     27,228,782     28,195,547     31,789,200
                                                 -----------    -----------    -----------

Gross profit                                      10,139,577     11,581,784     12,889,860

Selling, general and administrative expenses      13,950,198     13,038,455     13,851,001

Provision for bad debts                              714,921      1,453,496        788,493
                                                 -----------    -----------    -----------

Loss from operations                              (4,525,542)    (2,910,167)    (1,749,634)

Other income (expense)
 Interest income                                     141,841        135,646        164,180
 Interest expense                                   (380,069)      (181,197)      (232,915)
                                                 -----------    -----------    -----------

Loss before income taxes                          (4,763,770)    (2,955,718)    (1,818,369)

Income tax benefits (expense)                             --          4,819        (10,000)
                                                 -----------    -----------    -----------

Net loss                                          (4,763,770)    (2,950,899)    (1,828,369)

Preferred dividends and accretion                         --         13,500         27,000
                                                 -----------    -----------    -----------

Net loss attributable to
 common shareholders                             $(4,763,770)   $(2,964,399)   $(1,855,369)
                                                 ===========    ===========    ===========

Net loss per share
 attributable to common shareholders             $      (.22)   $      (.15)   $      (.10)
                                                 ===========    ===========    ===========

Weighted average number of shares outstanding     21,694,726     20,009,728     18,785,656
                                                 ===========    ===========    ===========


  The accompanying notes are an integral part of these consolidated financial statements

   CAPSULE COMMUNICATIONS, INC. (FORMERLY U.S. WATS, INC.) AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY (DEFICIENCY)
                         YEAR ENDED DECEMBER 31, 2000


                                                Common    Common   Additional                    Treasury  Treasury
                                Common Stock   Par Value  Stock    Paid-In                       Stock     Stock At    Shareholders'
Description                     Shares Issued   $  .001   Payable  Capital         Deficit       Shares    Par Value   Equity
------------------------------  -------------  ---------  -------  ------------  -------------   --------  ---------   ------------
Balance, December 31, 1999         20,925,944    $20,926       $0   $12,087,332   $(10,323,252)   219,000      $(219)   $ 1,784,787
Net Loss                                                                            (4,763,770)                          (4,763,770)

Exercise of Employee Stock             21,500         22                 26,504                                              26.526
    Options
Conversion of note payable          1,000,000      1,000              1,499,000                                           1,500,000
Private Placement                     720,000        720                899,280                                             900,000
Options Issued to Employees at                                          141,340                                             141,340
    Below Market Value

Beneficial conversion of
 feature relating to
 debt issuance.                                                         215,217                                             215,217
                                -------------  ---------  -------  ------------  -------------   --------  ---------   ------------
Balance, December 31, 2000         22,667,444    $22,668       $0   $14,868,673   $(15,087,022)   219,000      $(219)  $   (195,900)
                                =============  =========  =======  ============  =============   ========  =========   ============

  The accompanying notes are an integral part of these consolidated financial statements

    CAPSULE COMMUNICATIONS, INC. (FORMERLY U.S. WATS, INC.) AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY (DEFICIENCY)
                          YEAR ENDED DECEMBER 31, 1999


                                               Common     Common   Additional                    Treasury    Treasury
                                Common Stock   Par Value  Stock    Paid-In                       Stock       Stock At
Description                     Shares Issued   $  .001   Payable  Capital       Deficit         Shares      Par Value
------------------------------  -------------  ---------  -------  ------------  -------------   ---------   ---------
Balance, December 31, 1998         20,077,144    $20,077            $ 9,514,075   $ (7,358,853)  1,119,000     $(1,119)
Net Loss                                                                            (2,950,899)
Shares Issued in Acquisition          150,000        150                262,350
Exercise of Employee Stock            398,800        399                420,896
    Options
Conversion of Preferred Stock         300,000        300                329,700
Private Placement                                                     1,529,100                   (900,000)        900
Options Issued to Employees at                                           31,211
     Below Market Value
Cash Dividends on Preferred
    Stock ($.90 per share)                                                             (13,500)
                                -------------  ---------  -------  ------------  -------------   ---------   ---------
Balance, December 31, 1999         20,925,944    $20,926       $0   $12,087,332   $(10,323,252)    219,000     $  (219)
                                 ============  =========  =======  ============  =============   =========   =========

                                 Shareholders'
Description                      Equity
------------------------------   -------------
Balance, December 31, 1998         $ 2,174,180
Net Loss                            (2,950,899)
Shares Issued in Acquisition           262,500
Exercise of Employee Stock             421,295
    Options
Conversion of Preferred Stock          330,000
Private Placement                    1,530,000
Options Issued to Employees at          31,211
     Below Market Value
Cash Dividends on Preferred
    Stock ($.90 per share)             (13,500)
                                 -------------
Balance, December 31, 1999         $ 1,784,787
                                 =============

                                      F-6

  The accompanying notes are an integral part of these consolidated financial statements

   CAPSULE COMMUNICATIONS, INC. (FORMERLY U.S. WATS, INC.) AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY (DEFICIENCY)
                         YEAR ENDED DECEMBER 31, 1998


                                               Common     Common    Additional                   Treasury   Treasury
                                Common Stock   Par Value  Stock     Paid-In                      Stock      Stock At
Description                     Shares Issued    $  .001  Payable   Capital       Deficit        Shares     Par Value
------------------------------  -------------  ---------  -------   -----------   ------------   ---------  ---------
Balance, December 31, 1997         17,654,100    $17,654    $ 166   $ 5,328,982    $(5,503,484)    250,000    $  (250)
Net Loss                                                                            (1,828,369)

Short-Swing Profit Proceeds                                           2,430,979

Exercise of Employee Stock          1,068,984      1,069              1,403,422
    Options

Exercise of Warrants                1,188,000      1,188              1,259,419

Common Stock Issued                   166,060        166    $(166)

Options Issued for Consulting                                           133,204
    Services

Repurchase of Common Stock                                           (1,041,931)                   869,000    $  (869)

Cash Dividends on Preferred
    Stock ($.90 per share)                                                             (27,000)
                                -------------    -------  -------   -----------   ------------   ---------  ---------
Balance, December 31, 1998         20,077,144    $20,077    $   0   $ 9,514,075    $(7,358,853)  1,119,000    $(1,119)
                                =============    =======  =======   ===========   ============   =========  =========


                                 Shareholders'
                                 Equity
Description                      (Deficiency)
------------------------------   -------------
Balance, December 31, 1997         $  (156,932)
Net Loss                            (1,828,369)

Short-Swing Profit Proceeds          2,430,979

Exercise of Employee Stock           1,404,491
    Options

Exercise of Warrants                 1,260,607

Common Stock Issued

Options Issued for Consulting          133,204
    Services

Repurchase of Common Stock          (1,042,800)

Cash Dividends on Preferred
    Stock ($.90 per share)             (27,000)
                                 -------------
Balance, December 31, 1998         $ 2,174,180
                                   ===========


  The accompanying notes are an integral part of these consolidated financial statements

CAPSULE COMMUNICATIONS, INC. (FORMERLY U.S. WATS, INC.) AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                               Years Ended December 31,
                                                                       ---------------------------------------
                                                                           2000          1999          1998
                                                                       -----------   -----------   -----------
OPERATING ACTIVITIES:
      Net loss before preferred dividends                              $(4,763,770)  $(2,950,899)  $(1,828,369)
      Adjustment to reconcile net loss to
      net cash provided by (used-in) operating activities
           Beneficial conversion feature relating to debt issuance         215,217            --            --
           Stock and stock options issued for service                           --        31,211       133,204
           Stock based compensation                                        141,340            --            --
           Depreciation and amortization                                 1,008,046     1,069,329     1,439,171
           Provision for bad debts                                         714,921     1,453,496       788,493
      Changes in assets and liabilities which provided
       (used) cash:
           Accounts receivable                                            (792,861)   (1,060,399)      (55,307)
           Prepaid expenses and other                                      147,786       (34,747)      (58,294)
           Other assets                                                   (144,455)       54,356        (8,272)
           Accounts payable and accrued expenses                         1,243,173       837,099    (2,872,750)
           Deferred revenue                                                176,129        (2,887)      (72,607)
           State & Federal Taxes payable                                   144,742        78,235      (331,686)
                                                                       -----------   -----------   -----------

      Net cash used in operating activities                             (1,909,732)     (525,206)   (2,866,417)
                                                                       -----------   -----------   -----------

INVESTING ACTIVITIES:
      Purchase of property and equipment                                  (418,307)   (1,172,358)   (1,276,562)
      Disposal of equipment                                                 28,269            --            --
      Investment in Internet service provider                                   --            --        40,000
      Increase in restricted cash                                          (53,208)     (770,363)           --
                                                                       -----------   -----------   -----------

      Net cash used in investing activities                               (443,246)   (1,942,721)   (1,236,562)
                                                                       -----------   -----------   -----------

FINANCING ACTIVITIES:
      Proceeds from issuance of convertible debt                         1,500,000            --            --
      Proceeds from private placement                                      900,000     1,530,000            --
      Proceeds from stock option and warrant exercises                      26,526       421,295     2,665,098
      Short swing profit proceeds                                               --            --     2,430,979
      Buyback of common stock                                                   --            --    (1,042,800)
     (Decrease) increase in notes payable net                              822,166       (84,834)      430,515
      Repayment of capital lease obligations                              (153,289)     (223,471)     (276,595)
      Preferred stock dividends                                                 --       (13,500)      (27,000)
                                                                       -----------   -----------   -----------

      Net cash provided by financing activities                          3,095,403     1,629,490     4,180,197
                                                                       -----------   -----------   -----------

Net increase (decrease) in cash                                            742,425      (838,437)       77,218

Beginning cash and cash equivalents                                        827,048     1,665,485     1,588,267
                                                                       -----------   -----------   -----------

Ending cash and cash equivalents                                       $ 1,569,473   $   827,048   $ 1,665,485
                                                                       ===========   ===========   ===========

                                      F-8

  The accompanying notes are an integral part of these consolidated financial statements

    CAPSULE COMMUNICATIONS, INC. (FORMERLY U.S. WATS, INC.) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Background

Capsule Communications, Inc. (the "Company" or "CAPS") formerly U.S. Wats, Inc. is a switch-based interexchange carrier providing long distance telephone communications services primarily to small and medium-size business customers as well as residents. The Company also provides inbound-800 long distance services, as well as other telecommunications services such as travel cards (calling cards),local service, cellular, paging, Internet service, dedicated access, data services, pre-paid calling cards (debit cards), international callback, and carrier termination services. The Company uses its own switches and facilities to originate, transport and terminate calls for customers generally located in the Mid-Atlantic region and California (on-net areas). For calls originating or terminating outside the Company's own network (off-net area), the Company utilizes the services provided by other long distance companies. Substantially all of the Company's revenues are earned from its customers located on the East Coast.

On May 3, 2000, the Company reincorporated in the State of Delaware as Capsule Communications, Inc. The Company was formerly known as US WATS, Inc. As part of this reincorporating merger, the Company increased the number of authorized shares of common stock of the Company from 30,000,000 to 100,000,000 and the number of authorized shares of preferred stock of the Company from 1,000,000 to 2,000,000.

2.  Summary Of Significant Accounting  Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its four wholly-owned subsidiaries, USW Corporation, USW Enterprises, Inc., Carriers Group, Inc. and US Wats of Virginia Inc. after elimination of all inter-company accounts, transactions and profits.

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

Cash and Cash Equivalents

The Company considers cash in bank and repurchase agreements with a maturity of three months or less when purchased as cash and cash equivalents.

At certain times during the year, the Company has balances in its operating accounts that in the aggregate exceed the $100,000 Federal Deposit Insurance Corporation insurance limit.

   CAPSULE COMMUNICATIONS, INC. (FORMERLY U.S. WATS, INC.) AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property and Equipment

Property and equipment are recorded at cost. Depreciation is calculated for financial reporting purposes using the straight-line method over the estimated useful lives of the assets:

          Telecommunications equipment ......................7 years
          Furniture fixtures and other.......................5 years

Depreciation and amortization expense of property, plant and equipment, loan origination costs and goodwill for 2000, 1999, and 1998, was $1,008,046, $1,069,329, and $1,439,171, respectively.

Deferred Financing Costs

Loan origination costs are amortized over the term of the related loan, and are included in other assets.

Goodwill

The Company records the excess of purchase price over the fair market value of net assets acquired as goodwill. Goodwill is amortized using the straight line method over 3 years.

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

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." (See Note 6)

    CAPSULE COMMUNICATIONS, INC. (FORMERLY U.S. WATS, INC.) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loss per Common Share Attributable to Common Shareholders

Loss per common share attributable to common shareholders is computed by dividing net loss after deduction of preferred stock dividends, by the weighted average number of common shares outstanding during the period.

For the years ended December 31, 2000, 1999, and 1998, the Company's potential common stock equivalents have either an antidilutive or have no effect on loss per share attributable to common shareholders and, therefore, diluted loss per common share attributable to common shareholders has not been presented.

The following table summarizes those securities that could potentially dilute loss per common share attributable to common shareholders in the future that were not included in determining the fully diluted loss per common share attributable to common shareholders as there is either no effect or the effect is antidilutive.


                                                                     Years Ended December 31,
Potential Common Shares resulting from:                        2000           1999           1998
                                                            ---------      ---------      ---------
Stock Options  (see Note 10)                                2,075,000      2,399,250      1,853,300

Cumulative, Convertible, Redeemable Preferred Stock
                                                                    0              0        300,000
                                                            ---------      ---------      ---------

                                                            2,075,000      2,399,250      2,153,300
                                                            =========      =========      =========


Comprehensive income (loss)

The Company does not have any comprehensive income items other than net income for the years ended 2000, 1999 and 1998.

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

New Accounting Pronouncements

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-- Deferral of the Effective Date of FASB Statement No. 133" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities."). This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company adopted this standard in January, 1999, which had no impact on the Company's financial statements.

    CAPSULE COMMUNICATIONS, INC. (FORMERLY U.S. WATS, INC.) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


In December 1999, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB No. 101"). SAB No. 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC, and was adopted by the Company in the fourth quarter of 2000. The adoption of SAB No. 101 had no material impact on the company's consolidated financial position or results from operations

Reclassification of Accounts

Certain reclassifications have been made to conform prior years' balances to the current year presentation.

3. Liquidity and Continuation Of Business

The consolidated financial statements of the Company have been prepared on a going-concern basis, which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. The Company incurred a net loss applicable to common shareholders of approximately $4,763,770 during the year ended December 31, 2000 and had negative cash flow from operating activities of $1,909,732. At December 31, 2000 the Company had a net working capital deficit of $3,056,625 and an accumulated deficit of $15,087,022. In addition, the Company was not in compliance with one of its covenants in its Loan and Security Agreement with Wells Fargo Bank, however, the Company received a waiver related to such non-compliance. The Company can renew its line of credit arrangement with Wells Fargo for one more year on May 11, 2001. The Company does not believe that its events of non-compliance and subsequent waiver will affect its ability to renew the line of credit. Such conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The Company plans to focus on growing its revenue base through the addition of profitable customers and decreasing its network costs. The Company intends to reduce its network costs by obtaining more favorable pricing from suppliers, by forming strategic alliances with certain similarly situated companies, increasing the network traffic on its fixed cost network, and also discontinuing the operations located in Oakland California and using a more cost favorable way to transport that existing traffic.

The Company expanded on its private Internet web sites from which its agents are generating new orders electronically. The Company expects to continue its efforts to expand this strategy in order to generate new business. In addition to these private Internet sites, the Company plans to implement an electronic business-to-business strategy to reduce overhead costs associated with operating its agent sales force channel.

Additionally, the Company began the resale of local access services to its current and prospective customers in six Bell Atlantic, now Verizon states under its favorable interconnection agreements.

On March 15, 2001, the Company entered into a Loan Agreement with Gold & Appel Transfer, S.A. ("G&A"), a majority shareholder of the Company. The terms of the agreement calls for the Company to borrow up to $900,000 at a rate of 12% per annum, due and payable on June 15, 2002. The agreement allows G&A to convert all or any portions of the loan amount to shares of the Company's Common Stock at the average trading price for 20 days up to the conversion date at any given time during the loan period. The Company borrowed the first $300,000 on March 15, 2001. The remaining two $300,000 borrowings are required to be paid by May 1, 2001 and June 15, 2001 respectively. However, at the Company's option these borrowings may be made at a later date. This loan agreement violates one of the restrictions in the Company's $2,000,000 credit facility with Wells Fargo Credit Corporation. The Company has not yet received a waiver of such condition of non-compliance.

    CAPSULE COMMUNICATIONS, INC. (FORMERLY U.S. WATS, INC.) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On March 28, 2001 Gold & Appel, the company's largest shareholder, sold a majority ownership interest (15,471,301 shares) in the Company at a price of $.20 per share for a total amount of $3,094,260. The purchaser is the chairman of another publicly traded telecommunications company. The Company has received a letter of interest from this other telecommunications company regarding a possible merger. However there can be no assurances that a merger agreement will be negotiated in favorable terms to the Company, or that a merger will occur at all.

The Company believes that the loan agreement, combined with its cost reductions will be adequate to allow the company to continue its operations, however there can be no assurances to this effect.

The company was not be able to meet the minimum financial requirements necessary to maintain its listing on the NASDAQ SmallCap Market. Management has determined that utilizing the capital to maintain this list is not in the best interest of the shareholders, and chose not to raise the additional funds. Instead management is focusing on raising funds to correct its current cost structure and also improve its current financial position. Also, in order to achieve the Company's plans for growth in the long distance business as well as its entry into other communications services, the Company may require additional equity and is currently seeking sources of funding. The Company cannot give assurance as to the potential success of these efforts.

4.  Note Payable

The Company has a revolving $2,000,000 credit facility with Wells Fargo Business Credit Corporation, which was renegotiated and amended on May 11, 1999 and is automatically renewable for one more year beginning on May 11, 2001. Interest on the revolving credit facility is currently calculated at the prime lending rate plus 2 3/4%, on a minimum loan balance of $750,000. The loan is collateralized by accounts receivable and fixed and intangible assets of the Company. As of December 31, 2000, the Company's outstanding balance on its credit facility was approximately $1,858,673 leaving approximately $141,327 available based on collateral, for future borrowing under the credit facility.

The loan agreement contains covenants and restrictions which, among other things, require maintenance of certain subjective financial performance criteria and restrict encumbrance of assets, creation of indebtedness and places limitations on annual capital expenditures. The Company was not in compliance with one of its covenants in the Loan and Security Agreement, however, the Company received a waiver related to such condition of non-compliance at December 31, 2000.

At December 31, 2000 and 1999 the Company maintained a letter of credit with First Union Bank in the amount of $752,000 for the potential settlement of litigation related to Mr. Scully. The letter of credit is collateralized by cash on deposit with First Union Bank in the amounts of $823,571 and $770,363 at December 31, 2000 and 1999 respectively. The letter of credit was released by First Union on February 28, 2001 upon settlement of the aforementioned litigation. (See footnote 12).

5.  Obligations Under Capital Leases

Property under capital leases is recorded at the lesser of the present value of the minimum lease payments or its fair value at inception. The Company leases various equipment under three-to-five-year non-cancellable leases which expire at various dates through 2000.

The leases carried interest rates ranging from approximately 9.0% to approximately 13.5% and are collateralized by the equipment purchased. All of the these obligations were paid in 2000.

The aggregate capital lease obligations at December 31, 1999 were $162,251 of which $8,962 represented interest leaving a net present value of $153,289 all of which was paid in 2000.

    CAPSULE COMMUNICATIONS, INC. (FORMERLY U.S. WATS, INC.) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The following is an analysis of property under capital leases:

                                     2000        1999
                                     ----        ----

Telecommunications Equipment       $1,300,951  $1,300,951
Office Equipment                       22,512      22,512
                                   ----------  ----------
 TOTAL                              1,323,463   1,323,463

Less Accumulated Amortization       1,066,112     855,669
                                   ----------  ----------
 Net Assets Under Capital Lease    $  257,351  $  467,794
                                   ==========  ==========

Amortization of assets under capital leases charged to operations and included in depreciation expense was $210,443 per year in 2000 and 1999.

6.  Income Taxes

The net deferred tax asset at December 31 includes the following:

                                                 2000          1999
                                                 ----          ----

Deferred Tax Asset                            $ 5,409,000   $ 3,470,000
Deferred Tax Liability                           (140,000)     (138,000)
Valuation Allowance for Deferred Tax Asset     (5,269,000)   (3,332,000)
                                              -----------   -----------
                                              $        --   $        --
                                              ===========   ===========

The utilization of the deferred tax asset depends on the Company's ability to earn taxable income in the future. Although estimates are subject to change, management was not able to determine that utilization of the deferred tax asset is likely. Accordingly, a valuation allowance has been provided for the entire deferred tax asset. The tax effect of major temporary differences that gave rise to the Company's deferred tax assets and liabilities at December 31 are as follows:


                                            2000          1999
                                            ----          ----

Net Operating Loss and Carryforwards    $  4,456,000   $ 2,412,000
Allowance for Doubtful Accounts              422,000       716,000
Legal and Commission Reserves                531,000       334,000
Charitable Contributions                          --            --
Depreciation                                (140,000)     (138,000)
AMT Credit                                        --         8,000
                                        ------------   -----------
Net Deferred Tax Asset                     5,269,000     3,332,000
                                        ------------   -----------
Valuation Allowance                       (5,269,000)   (3,332,000)
                                        ------------   -----------
Total                                   $         --   $        --
                                        ------------   -----------

    CAPSULE COMMUNICATIONS, INC. (FORMERLY U.S. WATS, INC.) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The provision for income tax expense (benefit) for the years ended December 31, consisted of the following amounts:


                                  2000      1999        1998
                                  ----      ----        ----
Current tax expense (benefit)
 Federal                         $  --     $  --     $10,000
 State                              --        --          --
                                 -----     -----     -------
                                    --        --      10,000

Deferred tax expense
   Federal                          --        --          --
 State                              --        --          --
                                 -----     -----     -------
                                 $  --     $  --     $10,000
                                 =====     =====     =======

The differences between the Company's income tax expense (benefit) and income tax expense (benefit) computed using the U.S. Federal Income Tax rate were as follows:

                                  2000                 1999                  1998

                                              % of                 % of                  % of
                                             pretax               pretax                pretax
                                 Amount      income    Amount     income    Amount      income
Computed "expected" income
 tax expense (benefit)        $( 1,496,000)  (34.0)  $(989,000)   (34.0)  $(1,209,000)   (34.0)
Valuation allowance              1,496,000    34.0     989,000     34.0     1,219,000     34.5
Other                                    0       0           0        0             0        0
                              ------------   -----   ---------    -----   -----------    -----
Actual income tax
 expense (benefit)            $         --      --   $      --       --   $    10,000       .5
                              ============   =====   =========    =====   ===========    =====

The Company has available approximately $10,127,000 of net operating loss carry forwards which may be applied against future federal taxable income. These carry forwards begin to expire in 2006.


7.  Commitments and Contingencies

On September 26, 2001 the Company has extended, per Amendment No.31 a long term contract for the purchase of 1+. 800 and Private line services with its primary underlying carrier Worldcom. The contract provides for a minimum monthly commitment of $150,000 and an aggregate commitment of $3,600,000 over the 24-month contract life. The contract converts to a month-to-month agreement at the point-in-time the Company achieves the total minimum revenue commitment of $3,600,000. The Company estimates that it will achieve its minimum revenue commitment sometime during the third quarter 2001.

    CAPSULE COMMUNICATIONS, INC. (FORMERLY U.S. WATS, INC.) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company leases certain offices and equipment under operating leases. Future annual minimum lease payments under the significant agreements are as follows for the years ended December 31:

                     2001              456,498
                     2002              429,102
                     2003              362,531
                     2004              276,951
                     2005               93,136
                     thereafter        232,200
                                    ----------
                      TOTAL         $1,850,418
                                    ==========

Rent expense incurred for operating leases was approximately $450,902, $482,771, and $492,789 in 2000, 1999, and 1998, respectively.

The Company entered into a contract in December 1996 with its former Chairman for consulting services. The total minimum aggregate commitment level over the remaining two years of contract as of December 31, 2000 is approximately $ 269,223.

8.   Pension Plans

The Company sponsors a defined contribution 401(K) Pension and Profit Sharing Plan for all employees. The Company has elected to match 50% of the employees contribution with a maximum of 4% of the employees salary. The expense related to this plan for 2000 was $41,554.

10.  Common Stock, Stock Options and Warrants

Under the Company's stock option plans, options may be granted to officers and employees of the Company and its subsidiaries. No option may be granted for a term in excess of ten years from the date of grant. As of December 31, 2000, 1,881,000 of the outstanding stock options were exercisable under the plans.
The exercise prices of the outstanding options represented the fair market value at dates of grant. In November 1999, the shareholders approved an amendment to the Company's Certificate of Incorporation to adopt a new stock option plan by the Company that would permit the grant of options for a total of 3,000,000 shares of common stock. The options vest at various times over periods ranging up to two years. The options, if not exercised expire up to 5 years after the date of grant.

A summary of the Company's stock option plans activity for common shares for the three years ended December 31, 2000 follows:

                                              Options      Average
                                            Price Range    Exercise
                        Number of Shares     Per Share      Price
                        ----------------   --------------  --------
Outstanding 12/31/97           2,442,834   $1.00 to $2.25     $1.28
     Granted                     516,750   $1.19 to $2.38     $1.20
     Exercised                (1,068,984)  $1.00 to $1.53     $1.31
     Terminated                  (37,300)  $1.00 to $2.00     $1.33
                              ----------   --------------     -----
Outstanding 12/31/98           1,853,300   $1.00 to $2.38     $1.28
     Granted                   1,046,000   $1.38 to $2.22     $1.55
     Exercised                  (398,800)  $1.00 to $1.53     $1.05
     Terminated                 (101,250)  $1.00 to $2.22     $1.35
                              ----------   --------------     -----
Outstanding 12/31/99           2,399,250   $1.00 to $2.38     $1.43
     Granted                     224,500   $1.00 to $2.50     $1.52
     Exercised                   (21,500)  $1.00 to $1.19     $1.24
     Terminated                 (527,250)  $1.16 to $2.50     $1.81
                              ----------   --------------     -----
Outstanding 12/31/00           2,075,000   $1.00 to $2.38     $1.37
                              ==========   ==============     =====

   CAPSULE COMMUNICATIONS, INC. (FORMERLY U.S. WATS, INC.) AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   Options Outstanding             Options Exercisable
                         ---------------------------------------  ---------------------
                                      Weighted  Weighted Average               Weighted
                                      Average      Remaining                   Average
       Range of                       Exercise    Contractual                  Exercise
   Exercised Prices      Outstanding   Price     Life in Years    Exercisable   Price
-----------------------  -----------  --------  ----------------  -----------  --------

     $1.00 - $1.16           360,000     $1.03              3.01      350,000     $1.03
     $1.19 - $1.30           641,000     $1.24              2.46      605,500     $1.24
     $1.38 - $1.75         1,038,500     $1.55              3.26      925,250     $1.55
     $1.78 - $2.22            35,500     $1.88              2.09          250     $2.22
                           ---------     -----              ----    ---------     -----
                           2,075,000     $1.37              2.95    1,881,000     $1.36
                           =========     =====              ====    =========     =====


Employee Stock options

The Company accounts for stock options issued to employees in accordance with Accounting Principles Board Opinion No. 25, under which compensation cost is recognized based on the difference, if any, between the fair value of the Company's stock at the time of option grant and the amount the employee must pay to acquire the stock. The Company's options have been issued at fair market value at the time of grant. Had compensation cost for the incentive and non-qualified options been determined consistent with Statement of Financial Accounting Standards No. 123, Accounting for Stock - Based Compensation (SFAS
123), the Company's pro forma net loss and net loss per share for the years ended December 31 are as follows:

                                   2000           1999           1998
                                -----------    -----------    -----------
Reported Net Loss               $(4,763,770)   $(2,964,399)   $(1,855,369)
Proforma Net Loss               $(5,206,796)   $(3,137,115)   $(2,040,115)
Reported Net Loss Per Share     $      (.22)   $     (0.15)   $     (0.10)
Proforma Net Loss Per Share     $      (.24)   $     (0.16)   $     (0.11)

In accordance with the requirements of SFAS 123, this method of accounting has not been applied to options granted prior to the fiscal year beginning January 1, 1995. The resulting pro forma compensation cost may not be representative of that to be expected in future years.

The weighted fair value of options granted during Fiscal 2000, 1999 and 1998 was $.53, $.63 and $.69 respectively. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2000, 1999 and 1998: risk-free interest rates of 6.5%, 5.7% and 6.5% respectfully, expected dividend yields of 0%, expected lives ranging from two to five years from the date of grant, and expected price volatility between 35% and 70% for the options granted in 2000, 1999 and 1998.

During 2000, the Company issued stock options to employees to purchase Common Stock at below fair market value for which the Company recorded $10,403 in selling, general and administrative expense. Also the Company extended the life of certain options to employees for which it recorded $130,939 in selling, general and administrative expense.

    CAPSULE COMMUNICATIONS, INC. (FORMERLY U.S. WATS, INC.) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Third Party Stock Options

The Company accounts for stock options issued to outside consultants in accordance with SFAS 123, under which compensation expense is recognized based on the difference, if any, between the fair value of the award or the goods or services received, whichever is more reliably measurable. The Company has measured the options based on the fair value of the award and the amount that the outside consultant must pay to acquire the stock at the date of grant due to its inability to reliably measure the fair value of the goods or services.

During 1998, the Company issued 143,750 options to purchase Common Stock to three independent contractors. The options entitle one contractor to purchase 100,000 shares at $2.375 per share, another contractor to purchase 25,000 shares at $1.1875 per share and the last contractor to purchase 18,750 shares at $1.1875 per share. In 1998, the Company recorded approximately $133,000 in Selling, General and Administrative expenses associated with these options.

There are no outstanding warrants as of December 31, 2000.

11.  Cash Flow Information

Supplemental Disclosure of Cash Flow Information

The Company made cash payments for interest of $ 164,851 , $181,197, $232,915 for the years ended December 31, 2000, 1999, and 1998, respectively. The Company made cash payments for income taxes of $0, $0 and $10,000 for the years ended December 31, 2000, 1999, and 1998, respectively.

Supplemental Disclosure of Non-Cash Investing and Financing Activities

On August 31, 1999, the Company purchased certain assets of JMR Marketing Corporation including a customer base, property and equipment and sales contracts associated with certain Affinity Groups in exchange for 150,000 shares of common stock, with a fair market value of $262,000.

On July 1, 1999, the only preferred shareholder converted 30,000 shares of preferred stock to 300,000 shares of common stock.

12.  Litigation

On June 13, 1997, Mark Scully, a former President and Chief Operating Officer of the Company, filed a complaint against the Company, Kevin O'Hare, Aaron Brown and Stephen Parker in the United States District Court for the Eastern District of Pennsylvania. Mr. Scully asserted various claims in connection with his termination of employment with the Company on December 30, 1996. In particular, he alleged, among other things, breach of contract in connection with the termination of certain stock options, breach of the alleged contract for employment, breach of an asserted duty of good faith and fair dealing, fraudulent and negligent misrepresentation, and civil conspiracy. Mr. Scully alleged damages of at least $1.6 million, plus attorneys' fees, costs and other disbursements and the cost of COBRA payments and interest; $1 million of the alleged damages claimed are punitive. On June 9, 1999, the Court issued its decision and judgment was entered in favor of Mr. Scully and against the Company and two former officers for the sum of approximately $626,000 and required the Company to establish an escrow account equal to 120% of the judgment. The Court denied Mr. Scully's claim for attorneys' fees and liquidated damages. The Company appealed the decision, and on February 1, 2001 the appeals court reaffirmed the lower court's decision and judgment was entered in favor of Mr. Scully and against the Company and two former officers for the sum of $1,080,000 which consisted of the original award of $626,443 in damages plus legal expenses and interest. The Company ultimately settled with Mr. Scully for $1,030,000.

    CAPSULE COMMUNICATIONS, INC. (FORMERLY U.S. WATS, INC.) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The company recorded expense for this litigation of $404,000, $326,000 and $300,000 for 2000, 1999 and 1998 respectively. In 1999 the Company was required to establish an escrow account to provide for damages, and the balance in these escrow accounts at December 31, 2000 and 1999 was $823,571 and $770,363 respectively, and is recorded as restricted cash.

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

13.  Related Party Transactions

Indemnification Arrangements

The Company is party to indemnification agreements with two of its directors, Aaron R. Brown and Stephen J. Parker, dated August 1990. In addition, the Company has entered into an indemnification agreement with Kevin O'Hare, a former executive officer of the Company, dated July, 1997. In general, the indemnification agreements obligate the Company to indemnify each of Messrs. Brown, Parker and O'Hare against the liabilities and expenses incurred by them in acting as a director or officer of the Company to the maximum extent allowed by law. As stated above, the Company, together with Messrs. Parker, Brown and O'Hare, have been sued by a former president for various claims asserted by the plaintiff in connection with his termination of employment with the Company on December 30, 1996. The Board of Directors has authorized the Company to advance the expenses of the individual defendants incurred in defending this action upon the receipt of an undertaking from each of them to repay the amounts so advanced in the event it is determined that they are not entitled to indemnification under applicable law. As of December 31, 2000, no amounts had been advanced by the Company under such agreements. As a result of the settlement with the Mr. Scully (See Note 14), Messrs. Brown, Parker and O'Hare have been release from all liability regarding the litigation brought forth as referenced above.

Sales Agency

Mr.Goldberg, a director of the Company, acts as a sub-agent for the Company and is the co-owner of Goldberg & Associates, a company that acts as an agent for the Company in the sale of products and services. During 2000, the Company paid Mr. Goldberg and such company a total of $ 42,961 in commissions for their services as sales agents. Commissions paid to Mr. Goldberg and such company were at competitive rates.

Private Placement

On March 22, 2000, the Company entered into a Loan Agreement with Gold & Appel Transfer, S.A. ("G &A"), a major shareholder of the company, and the Foundation for the International Non-Governmental Development of Space, a non-profit organization ("FINDS"), a shareholder of the Company of which Mr. Anderson is the president and director. The terms of the agreement call for the Company to borrow up to $1,000,000 from G&A and $500,000 from FINDS at a rate of 10% per
annum and due and payable on March 1, 2001.   The agreement included that all
parties may convert all or any portions of the loan amount to shares of the Company's Common Stock valued at 90% of the average Market Price, with such average computed based on the 30 day trading period preceding the date of this agreement or $2.50 per share.. As a result of this beneficial agreement, $215,217 was charged to interest expense upon issuance. This agreement was amended on May 19 as set forth in the following paragraph

    CAPSULE COMMUNICATIONS, INC. (FORMERLY U.S. WATS, INC.) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On May 19, 2000, the Company through a private placement transaction, issued 666,667 shares of common stock to G&A, a majority shareholder of the Company, and 333,333 shares of common stock to FINDS, a shareholder in the Company, in full payment of a loan obligation with an original principal amount of $1,500,000 respectively. The terms of such transaction were negotiated between the Company, G&A and FINDS on an arms length basis, with Mr. Anderson, the controlling party of G&A and a director of FINDS, abstaining from all negotiations.

On June 30, 2000 the Company through a private placement transaction, issued 720,000 shares of common stock to Gold & Appel Transfer, S.A., a majority shareholder of the Company, for an aggregate purchase price of $900,000 or $1.25 per share. The proceeds of the issuance are being used for general working capital. The terms of such transaction were negotiated between the Company and Gold & Appel Transfer, S.A. on an arms length basis, with Mr. Anderson abstaining from all negotiations and approvals.

Acquisition

On March 17, 2000, the Company purchased certain assets of the business of Cam-Comm, Inc. At the time of the transaction, James Rossi was the chairman of the Company and owned Cam-Comm. The Company acquired the customer base and accounts receivable of $83,876 private line customers from Cam-Comm, Inc. in exchange for a cash payment of $150,000 and an agreement to pay an amount of $76,405 for an outstanding liability of Cam-Comm, Inc. Goodwill of $142,529 was recorded and will be amortized over three years.

14.  Subsequent Events

On January 25, 2001 the Company terminated its pending merger agreement with Startec Global Communications. Subsequent to the termination the Company and Startec entered into an agreement which provides for Startec to make a series of payments totaling $400,000 for the Company's expenses associated with the proposed merger. The first payment of $100,000 was received on March 9, 2001. Three subsequent $100,000 payments are due 60 days from the prior payment. The Company will record the effect of these payments when received.

On February 28, 2001 the Company settled its outstanding litigation with Mark Scully for an amount of $1,030,000 for damages arising from the termination of his employment with the Company. The amount is allocated for settlement of the following items: $626,443 for damages arising from Scully's termination, $53,747 in interest on the aforementioned damages, and $349,810 in Mr. Scully's legal expenses. The settlement releases all parties from any further claims. The expense recorded for this litigation was $404,000, $326,000 and $300,000 in 2000, 1999 and 1998 respectively.

On March 15, 2001, Company entered into a Loan Agreement with Gold & Appel Transfer, S.A. ("G&A"), a majority shareholder of the company. The terms of the agreement calls for the Company to borrow up to $900,000 at a rate of 12% per annum, due and payable on June 15, 2002. The agreement allows G&A to convert all or any portions of the loan amount to shares of the Company's Common Stock at the average trading price for 20 days up to the conversion date at any given time during the loan period. The Company borrowed the first $300,000 on March 15, 2001. The remaining two $300,000 borrowings are required to be paid by May 1, 2001 and June 15, 2001 respectively. However, at the Company's option these borrowings may be made at a later date. This loan agreement violates one of the restrictions in the Company's $2,000,000 credit facility with Wells Fargo Credit Corporation. The Company has not yet received a waiver of such condition of non-compliance.

On March 5, 2001 the Company announced that it received notification from NASDAQ on February 26, 2001 that the Company was no longer in compliance with the minimum net tangible assets requirements for continued listing on The NASDAQ SmallCap Market set forth in Marketplace Rule 4310(c)(2)(B). The NASDAQ Staff had therefore determined to delist the Company's securities from The NASDAQ SmallCap Market at the opening of business on March 6, 2001. The Company determined not to appeal the NASDAQ Staff's determination, and therefore, effective March 6, 2001, the Company's securities began to trade on the OTC-BB under the symbol "CAPS.OB."

    CAPSULE COMMUNICATIONS, INC. (FORMERLY U.S. WATS, INC.) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On March 28, 2001 Gold & Appel, the company's largest shareholder, sold a majority ownership interest (15,471,301 shares) in the Company at a price of $.20 per share for a total amount of $3,094,260. The purchaser is also the chairman of another publicly traded telecommunications company. The Company has received a letter of interest from this other telecommunications company regarding a possible merger. However, there can be no assurances that a merger agreement will be negotiated on favorable terms to the Company, or that a merger will occur at all.

15. Other Sales Information

Net sales information by the Company's product groups for the years ended December 31 are summarized as follows:

                                               2000               1999               1998
                                               ----               ----               ----
                                             Amount    %        Amount    %        Amount    %
                                             ------             ------             ------
Domestic 1+                             $20,743,306   56   $19,093,119   48   $20,105,578   45
International                             8,367,635   22     8,751,013   22    10,276,183   23
Inbound                                   5,722,538   15     6,762,146   17     6,701,859   15
Wireless                                    793,664    2     1,193,320    3     1,787,162    4
Domestic Carrier Termination              1,493,339    4     3,977,733   10     5,808,278   13
Local                                       247,881    1            --   --            --   --
                                        -----------  ---   -----------  ---   -----------  ---
    Total                               $37,368,363  100%  $39,777,331  100%  $44,679,060  100%
                                        ===========  ===   ===========  ===   ===========  ===

All of the Company's operations are conducted in the United States of America.

    CAPSULE COMMUNICATIONS, INC. (FORMERLY U.S. WATS, INC.) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


16. Quarterly Financial Information


2000                                               First        Second       Third        Fourth       Total
                                                  Quarter      Quarter      Quarter      Quarter        Year
                                                 ----------   ----------   ----------   ----------   ----------
Revenues                                          8,733,562    9,563,398    9,736,092    9,335,307   37,368,359

Loss before depreciation and amortization          (811,056)    (728,286)    (852,507)  (1,363,875)  (3,755,724)

Depreciation and amortization                       259,380      537,720      773,940    1,008,046    1,008,046

Net Loss                                         (1,070,436)  (1,006,626)  (1,088,727)  (1,597,981)  (4,763,770)

Net loss per share of common stock                     (.05)        (.05)        (.05)        (.07)        (.22)

1999                                               First       Second        Third       Fourth       Total
                                                  Quarter      Quarter      Quarter     Quarter       Year
                                                 ----------  -----------  -----------  ----------  -----------
Revenues                                          9,185,562   10,236,754   10,827,823   9,527,192   39,777,331

Loss before depreciation and amortization          (296,128)    (491,582)    (523,121)   (584,239)  (1,895,070)

Depreciation and amortization                       374,435      287,022      165,427     242,445    1,069,329

Net Loss                                           (670,563)    (778,604)    (688,548)   (826,684)  (2,964,399)

Net loss per share of common stock                     (.04)        (.04)        (.03)       (.04)        (.15)

    CAPSULE COMMUNICATIONS, INC. (FORMERLY U.S. WATS, INC.) AND SUBSIDIARIES
                Schedule II - Valuation and Qualifying Accounts


COL. A                                     COL. B          COL. C              COL. D         COL. E        COL. F
---------------------------------------------------------------------------------------------------------------------
DECRIPTION                               BALANCE AT                          CHARGED TO      DEDUCTIONS-   BALANCE AT
                                          BEGINNING        CHARGED TO      OTHER ACCOUNTS-     ACCOUNTS       END OF
                                          OF PERIOD          EXPENSE          RECOVERIES      WRITTEN OFF     PERIOD
---------------------------------------------------------------------------------------------------------------------
Period ended 12/31/00
---------------------
ALLOWANCE FOR DOUBTFUL
  ACCOUNTS-                              $1,711,853           $  714,921       $  3,970      $(1,242,506)   1,188,238
  ACCOUNTS RECEIVABLE

---------------------------------------------------------------------------------------------------------------------
Period ended 12/31/99
---------------------

ALLOWANCE FOR DOUBTFUL
  ACCOUNTS-                              $  934,624           $1,453,496       $ 67,797      $  (744,064)  $1,711,853
  ACCOUNTS RECEIVABLE

---------------------------------------------------------------------------------------------------------------------
Period ended 12/31/98
---------------------

ALLOWANCE FOR DOUBTFUL
  ACCOUNTS-                              $1,498,749           $  788,493       $(18,763)     $(1,333,855)  $  934,624
  ACCOUNTS RECEIVABLE

---------------------------------------------------------------------------------------------------------------------