Form 10-Q
period 2001-03-31
CAPSULE COMMUNICATIONS INC DE
filed 2001-05-15
CIK 1113227

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q

                          __________________________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2001

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to _____

                       Commission File Number:  0-22944

                         Capsule Communications, Inc.
                         ----------------------------
            (Exact name of Registrant as specified in its charter)

           Delaware                                    22-3055962
           --------                                    ----------
(State or other jurisdiction of          (I.R.S.  Employer Identification No.)
incorporation or organization)

2 Greenwood Square, 3331 Street Road, Suite 275
Bensalem, Pennsylvania                                       19020
----------------------                                       -----
(Address of principal executive offices)                  (Zip Code)

                                (215)-633-9400
                                --------------
             (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports); and, (2) has been subject to such filing requirements for the past 90 days.
                        Yes  X   No  ___
                            ---

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                                         Outstanding at
                         Common Stock      May 8, 2000
                         ------------    ---------------
                             $.001         22,667,444

                 CAPSULE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                   FORM 10-Q

                                     INDEX

                                                                        Page (s)
                                                                        -------
PART I
======

FINANCIAL INFORMATION

Item 1. Financial Statements

        Condensed Consolidated Balance Sheets
           March 31, 2001 (unaudited) and December 31, 2000               3 - 4

        Condensed Consolidated Statements of Operations
           Three Months Ended March 31, 2001 and 2000 (unaudited)           5

        Condensed Consolidated Statements of Cash Flows
           Three Months Ended March 31, 2001 and 2000 (unaudited)           6

        Notes to Condensed Consolidated Financial Statements (unaudited)  7 - 10

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                        10 - 12

Item 3. Quantitative and Qualitative Disclosure about Market Risk           12

PART II
=======

OTHER INFORMATION

Item 1. Legal Proceedings                                                   13

Item 2. Changes in Securities and use of Proceeds                           13

Item 3. Defaults upon Senior Securities                                     13

Item 4. Submission of Matters to a Vote of Security Holders                 13

Item 5. Other Information                                                   13

Item 6. Exhibits and Reports on Form 8-K                                    13

SIGNATURE PAGE                                                              14

PART I
======
Financial Information

Item 1.
------
Financial Statements



                 CAPSULE COMMUNICATIONS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                     March 31,      December 31,
                                                  2001 (unaudited)      2000
                                                  ---------------   -----------

Assets
------

Current Assets
  Cash and cash equivalents                           $1,236,262    $ 1,569,473
  Restricted cash                                             --        823,571
  Accounts receivable, net of allowance for
     doubtful accounts of $1,131,303 for 2001,
     and $1,188,238 for 2000                           5,891,473      5,850,739
  Prepaid expenses and other                              92,322         53,938
                                                      ----------    -----------

     Total Current Assets                              7,220,057      8,297,721
                                                      ----------    -----------

Property and Equipment
  Telecommunications equipment                         4,255,311      4,255,311
  Equipment                                            1,975,607      1,973,382
  Software                                               655,422        655,422
  Office furniture and fixtures                          163,882        163,882
  Leasehold improvements                                 675,765        675,765
                                                      ----------    -----------
                                                       7,725,987      7,723,762
  Less accumulated depreciation and amortization       5,410,707      5,201,253
                                                      ----------    -----------

     Total Property and Equipment, net                 2,315,280      2,522,509
                                                      ----------    -----------

Other assets                                             304,927        338,216
                                                      ----------    -----------

     Total                                            $9,840,264    $11,158,446
                                                      ==========    ===========


  The accompanying notes are an integral part of these financial statements.

                 CAPSULE COMMUNICATIONS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                      March 31,    December 31,
                                                  2001 (unaudited)     2000
                                                  ---------------  ------------
Liabilities and Shareholders' Equity
------------------------------------

Current Liabilities
  Note payable                                       $  1,783,649  $  1,858,673
  Accounts payable                                      5,809,578     5,753,606
  Accrued commissions                                     671,160       637,483
  Accrued expenses and other                              793,675     1,743,747
  State and Federal taxes payable                       1,260,652     1,184,708
  Deferred revenue                                        192,331       176,129
                                                     ------------  ------------

     Total Current Liabilities                         10,511,045    11,354,346
                                                     ------------  ------------


Common Shareholders' Equity
  Common stock, $.001 par, authorized
  100,000,000 shares; issued:
  22,667,444 shares in 2001 and 2000                       22,668        22,668
  Additional paid-in capital                           14,868,673    14,868,673
  Accumulated deficit                                 (15,561,903)  (15,087,022)
                                                     ------------  ------------
                                                         (670,562)     (195,681)

Common stock held in treasury
  (219,000 shares in 2001 and 2000), at par value            (219)         (219)
                                                     ------------  ------------

                                                         (670,781)     (195,900)
                                                     ------------  ------------

     Total                                           $  9,840,264  $ 11,158,446
                                                     ============  ============

  The accompanying notes are an integral part of these financial statements.

                 CAPSULE COMMUNICATIONS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                      Three Months Ended
                                                           March 31,
                                                      2001          2000
                                                  -----------   -----------

Revenues                                          $ 9,570,228   $ 8,733,562

Cost of sales                                       6,880,435     6,170,011
                                                  -----------   -----------

Gross profit                                        2,689,793     2,563,551

Selling, general and administrative expenses        3,148,054     3,608,208
                                                  -----------   -----------

Loss from operations                                 (458,261)   (1,044,657)

Other income (expense)
 Interest income                                       27,777        22,449
 Interest expense                                     (44,397)      (48,228)
                                                  -----------   -----------

Net loss attributable to common shareholders      $  (474,881)  $(1,070,436)
                                                  ===========   ===========

Net loss per share attributable
 to common shareholders                           $      (.02)  $      (.05)
                                                  ===========   ===========

Weighted average number of shares outstanding      22,667,444    20,719,796
                                                  ===========   ===========


  The accompanying notes are an integral part of these financial statements.

                 CAPSULE COMMUNICATIONS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                              Three Months Ended
                                                                   March 31,
                                                              2001           2000
                                                          -----------   ------------
OPERATING ACTIVIES:
 Net loss before preferred dividends                      $  (474,881)  $ (1,070,436)
 Adjustments to reconcile net loss to
 net cash provided by (used-in) operating activities
  Stock and stock options issued for services                      --         10,403
  Depreciation and amortization                               242,742        259,380
  Provision for bad debts                                     196,753        176,213
 Changes in assets and liabilities which provided
 (used) cash:
         Accounts receivable                                 (237,486)      (155,301)
         Prepaid expenses and other                           (38,384)       (16,800)
         Other assets                                              --       (228,657)
         Deferred revenue                                      16,202         84,199
         Accounts payable and accrued expenses               (860,423)        51,440
         State and Federal Taxes payable                       75,944         53,512
                                                          -----------   ------------

 Net cash provided by (used in) operating activities       (1,079,533)      (836,047)
                                                          -----------   ------------

INVESTING ACTIVITIES:
 Purchase of property and equipment                            (2,225)      (120,958)
 Decrease (increase) in restricted cash                       823,571         (9,869)
                                                          -----------   ------------

 Net cash used in investing activities                        821,346       (130,827)
                                                          -----------   ------------

FINANCING ACTIVITIES:
 Proceeds from convertible debt                               300,000             --
 Proceeds from stock option exercises                              --         26,525
 Increase (decrease) in notes payable net                    (375,024)     1,372,541
 Repayment of capital lease obligations                            --        (53,583)
                                                          -----------   ------------

 Net cash provided by financing activities                    (75,024)     1,345,483
                                                          -----------   ------------

Net increase (decrease) in cash                             ( 333,211)       378,609

Beginning cash and cash equivalents                         1,569,473        827,048
                                                          -----------   ------------

Ending cash and cash equivalents                          $ 1,236,262   $  1,205,657
                                                          ===========   ============

  The accompanying notes are an integral part of these financial statements.

                 CAPSULE COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. Background
-------------

Capsule Communications, Inc. (the "Company" or "CAPS") is a switch-based interexchange carrier providing long distance telephone communications services primarily to small and medium-size business customers as well as households. The Company also provides inbound-800 long distance services, as well as other telecommunications services such as travel cards (calling cards),local service, cellular, paging, Internet service, dedicated access, data services, pre-paid calling cards (debit cards), international callback, and carrier termination services. The Company uses its own switches and facilities to originate, transport and terminate calls for customers generally located in the Mid-Atlantic region and California (on-net areas). For calls originating or terminating outside the Company's own network (off-net area), the Company utilizes the services provided by other long distance companies. Substantially all of the Company's revenues are earned from its customers located on the East Coast.

On May 3, 2000, the Company reincorporated in the State of Delaware as Capsule Communications, Inc. The Company was formerly known as US WATS, Inc. As part of this reincorporation, the Company increased the number of authorized shares of common stock of the Company from 30,000,000 to 100,000,000 and the number of authorized shares of preferred stock of the Company from 1,000,000 to 2,000,000.

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

The accompanying unaudited interim condensed consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in the opinion of management, include all adjustments necessary for a fair presentation of such financial statements. Such adjustments consist only of normal recurring items. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. Where appropriate, certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of results to be expected for the full year.

The accompanying unaudited interim condensed consolidated financial statements and related notes should be read in conjunction with the financial statements and related notes included in the Company's Form 10-K for the year ended December 31, 2000.

2. Liquidity and Continuation Of Business
-----------------------------------------

The condensed consolidated financial statements of the Company have been prepared on a going-concern basis, which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. The Company incurred a net loss applicable to common shareholders of approximately $475,000 for the quarter ended March 31, 2001 and had negative cash flow from operating activities of approximately $1,079,000. At March 31, 2001 the Company had a net working capital deficit of approximately $3,291,000 and an accumulated deficit of approximately $15,561,000. The Company renewed its line of credit arrangement with Wells Fargo for one more year on May 11, 2001. Such conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

                 CAPSULE COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On March 15, 2001, Company entered into a Loan Agreement with Gold & Appel Transfer, S.A. ("G&A"), a majority shareholder of the Company. The terms of the agreement calls for the Company to borrow up to $900,000 at a rate of 12% per annum, due and payable on June 15, 2002. The agreement allows G&A to convert all or any portions of the loan amount to shares of the Company's Common Stock at the average trading price for 20 days up to the conversion date at any given time during the loan period. The Company borrowed the first $300,000 on March 15, 2001. The remaining two $300,000 borrowings are required to be paid by May 1, 2001 and June 15, 2001 respectively. The second installment due on May 1, 2001 was not received at the Company's option. However, at the Company's option these borrowings may be made at a later date. This loan agreement violates one of the restrictions in the Company's $2,000,000 credit facility with Wells Fargo Credit Corporation. The Company has not yet received a waiver of such condition of non-compliance.

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

3. Notes Payable
----------------

The Company has a revolving $2,000,000 credit facility with Wells Fargo Business Credit Corporation, which was renegotiated and amended on May 11, 1999 and was automatically renewed for one more year beginning on May 11, 2001. Interest on the revolving credit facility is currently calculated at the prime lending rate plus 2 3/4%, on a minimum loan balance of $750,000. The loan is collateralized by accounts receivable and fixed and intangible assets of the Company. As of March 31, 2001 the Company's outstanding balance on its credit facility was $ 1,483,649 leaving $516,351 available based on collateral, for future borrowing under the credit facility.

The loan agreement contains covenants and restrictions which, among other things, require maintenance of certain subjective financial performance criteria and restrict encumbrance of assets, creation of indebtedness and places limitations on annual capital expenditures. The loan agreement with Gold and Appel, S.A. discussed below violates one of the restrictions in the Company's $2,000,000 credit facility with Wells Fargo Credit Corporation. The Company has not yet received a waiver of such condition of non-compliance.

                 CAPSULE COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


On March 15, 2001, Company entered into a Loan Agreement with Gold & Appel Transfer, S.A. ("G &A"), a significant shareholder of the company, and the Foundation for the International Non-Governmental Development of Space, a non-profit organization ("FINDS"), a shareholder of the Company of which Mr. Anderson is the president and director. The terms of the agreement call for the Company to borrow up to $900,000 at a rate of 12% per annum, due and payable on June 15, 2002. The agreement allows G&A and FINDS to convert all or any portions of the loan amount to shares of the Company's Common Stock at the average trading price for 20 days up to the conversion date at any given time during the loan period. The Company borrowed the first $300,000 on March 15, 2001. The remaining two $300,000 installments are required to be paid by May 1, 2001 and June 15, 2001 respectively. The second installment due on May 1, 2001 was not received at the Company's option. However, at the Company's option these installment payments may be made at a later date.

At December 31, 2000 the Company maintained a letter of credit with First Union Bank in the amount of $752,000 for the potential settlement of litigation related to Mr. Scully (see footnote 4). The letter of credit was collateralized by cash on deposit with First Union Bank in the amount of $823,571 at December 31, 2000. The letter of credit was released by First Union on February 28, 2001 upon settlement of the litigation with Mr. Scully.

4. Litigation
-------------

On June 13, 1997, Mark Scully, a former President and Chief Operating Officer of the Company, filed a complaint against the Company, Kevin O'Hare, Aaron Brown and Stephen Parker in the United States District Court for the Eastern District of Pennsylvania. Mr. Scully asserted various claims in connection with his termination of employment with the Company on December 30, 1996. In particular, he alleged, among other things, breach of contract in connection with the termination of certain stock options, breach of the alleged contract for employment, breach of an asserted duty of good faith and fair dealing, fraudulent and negligent misrepresentation, and civil conspiracy. Mr. Scully alleged damages of at least $1.6 million, plus attorneys' fees, costs and other disbursements and the cost of COBRA payments and interest; $1 million of the alleged damages claimed are punitive. On June 9, 1999, the Court issued its decision and judgment was entered in favor of Mr. Scully and against the Company and two former officers for the sum of approximately $626,000 and required the Company to establish an escrow account equal to 120% of the judgment. The Court denied Mr. Scully's claim for attorneys' fees and liquidated damages. The Company appealed the decision, and on February 1, 2001 the appeals court reaffirmed the lower court's decision and judgment was entered in favor of Mr. Scully and against the Company and two former officers for the sum of $1,080,000 which consisted of the original award of $626,443 in damages plus legal expenses and interest. The Company ultimately settled with Mr. Scully for $1,030,000 on February 28, 2001. The Company had provisioned $1,030,000 for this liability as of December 31, 2000 and there was no additional expense recorded in the three months ended March 31, 2001. The entire $1,030,000 was paid in full during March 2001, and the Company no longer retains any liability provision for this litigation.

The Company is party, in the ordinary course of business, to other litigation involving services rendered, contract claims and other miscellaneous causes of action arising from its business. The Company has established reserves relating to its legal claims and believes that potential liabilities in excess of those recorded will not have a material adverse effect on the Company's Condensed Consolidated Financial Statements, however, there can be no assurances to this effect.

5. Acquisition
--------------

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

                 CAPSULE COMMUNICATIONS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


6. Other Sales Information
--------------------------

Net sales information by the Company's product groups for the quarters ended March 31 are summarized as follows:


                               Three months ended      Three months ended
                               ------------------      ------------------
                                   March 31, 2001          March 31, 2000
                                   --------------          --------------
                                           Amount   %              Amount   %
                                           ------                  ------
Domestic 1+                          $  5,807,982   61       $  4,522,902   52
International                           1,578,329   16          1,322,572   15
Inbound                                 1,450,590   15          1,625,932   19
Wireless                                  168,846    2            200,874    2
Domestic Carrier Termination              249,054    3          1,061,282   12
Local                                     315,427    3                 --   --
                                     ------------  ---       ------------  ---
    Total                            $  9,570,228  100%      $  8,733,562  100%
                                     ============  ===       ============  ===

Item 2.
------
Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements:
---------------------------

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

Results of Operations:
----------------------

Revenue for the quarter ended March 31, 2001 increased approximately $837,000 (9.5%) versus the quarter ended March 31, 2000. The Company's revenue derived from retail sales through the agent and reseller channels increased by approximately $830,000. Although the per minute retail rate decreased approximately $.01 per minute, the Company increased the number of minutes by approximately 22.3 million, or about 31%. The Company continued to expand its private Internet web sites from which its agents are generating new orders electronically. The Company has recently issued a new selling plan with aggressive pricing to the agents. This strategy is intended to allow the Company to build the revenue base by adding additional minutes in order to offset the decline in the retail rate per minute. The Company also generated revenues of approximately $310,000 from its resale of local services which the Company did not offer in the first quarter of 2000.

Revenue through the carrier sales channel decreased by approximately $488,000 for the quarter ended March 31, 2001, or 27%, from the quarter ended March 31, 2000. The decline in carrier revenue was a result of the Company's decision to focus its sales efforts on the higher margin, lesser risk retail market. In the first quarter 2001, the Company increased its Private Line revenue stream approximately $200,000.

For the quarter ended March 31, 2001, gross profit increased approximately $126,000 or 28.1% as a percentage of revenues. Although gross profit as a percentage of revenues decreased from 29.4% for the quarter ended March 31, 2000 to 28.1% for the quarter ended March 31, 2001, the increase in minutes of use and revenues was large enough to produce the increase in gross profit. The Company is currently implementing cost reductions on its own network. These cost reductions should be completed by the end of July 2001, and the Company believes that these cost reductions will increase its gross profit percentage margin by reducing fixed costs as the company increases the minutes of use over its network. Also, in March 2001, the Company sucessfully negotiated a 17% cost reduction in the transportation portion of the charges from its "off-net" service provider. If the Company's "off-net" revenue remains consistent, this reduction should increase gross profit by approximately 0.4%. These cost savings will begin to be realized in April 2001.

Selling, general and administrative ("SG&A") expenses for the quarter ended March 31, 2001 decreased approximately $460,000 versus the amount incurred for the quarter ended March 31, 2000. This decrease in SG&A expense is mainly due to a decrease in salary expense of approximately $128,000, a decrease in commission expense of approximately $101,000 and a decrease in legal expenses of $175,000. Explainations for these decreases are as follows:

     . The salary expense decrease was a result of the elimination of a direct sales and marketing program and its related staff.

     . The reduction in the commission expense is mostly a result of the Company moving its sales strategy from an agent channel from a "buy-rate" program to a percentage commission program. The Company also realized some SG&A savings from administering this program.

     . The decrease in legal expense is a result of the cost associated with the Company reincorporating in 2000, and also a reimbursement of $100,000 received from Startec Global Communications as a result of a settlement for an incomplete merger.

Interest expense for the quarter ended March 31, 2001 remained relatively the same as the quarter ended March 31, 2000.

The net loss for the quarter ended March 31, 2001 was approximately $475,000, a decrease of approximately $595,000 versus the quarter ended March 31, 2000. This decrease in net loss is mostly attributable to increased gross profit of approximately $126,000 and a decrease in SG&A expenses of approximately $460,000.

On January 25, 2001, the Company announced that it had terminated its proposed merger agreement with Startec Global Communications Corporation. In its notice of termination, the Company asserted that Startec had breached various representations, warranties and covenants in the merger agreement. On that same day, Startec Global Communications Corporation announced that it served Capsule Communications with notice of breach of the merger agreement. On March 12, 2001 Capsule and Startec jointly announced that they had resolved all issues resulting from the termination of the merger agreement. Both parties have released each other from any liability and are continuing with their separate business plans. To reflect differences in incurred merger expenses, Startec will make a series of payments to Capsule over the next few months totaling $400,000 in the aggregate. Capsule received $100,000 on March 15, 2001 as the first payment. This amount was recorded as a reduction in SG&A. The remaining 3 payments will be received in 60 day increments, the first to be received on May 15, 2001.

Liquidity and Capital Resources
-------------------------------

At March 31, 2001, cash and cash equivalents were $1,232,262. Cash flow used in operations in the first quarter of 2001 was $1,079,533. Net cash provided by investing activities was $821,346 which primarily resulted from the restricted cash being utilized as settlement for litigation.

Working capital deficiency at March 31, 2001 was approximately $3,291,000 as compared to a deficiency of approximately $3,056,000 at December 31, 2000. The decrease in working capital was primarily due to the net loss as discussed in the Results of Operations section. The Company's working capital ratio decreased from .73:1.00 at December 31, 2000 to .68:1.00 at March 31, 2001.

On March 15, 2001, the Company entered into a Loan Agreement with Gold & Appel Transfer, S.A. ("G &A"), a significant shareholder of the company, and the Foundation for the International Non-Governmental Development of Space, a non-profit organization ("FINDS"), a shareholder of the Company of which Mr. Anderson is the president and director. The terms of the agreement call for the Company to borrow up to $900,000 at a rate of 12% per annum, due and payable on June 15, 2002. The agreement allows G&A and FINDS to convert all or any portions of the loan amount to shares of the Company's Common Stock at the average trading price for 20 days up to the conversion date at any given time during the loan period. The Company borrowed the first $300,000 on March 15, 2001. The remaining two $300,000 installments are required to be paid by May 1, 2001 and June 15, 2001 respectively. The second installment due on May 1, 2001 was not received at the Company's option. However, at the Company's option these installment payments may be made at a later date. This loan agreement violates one of the restrictions in the Company's $2,000,000 credit facility with Wells Fargo Credit Corporation. The Company has not yet received a waiver of such condition of non-compliance.

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

On March 5, 2001 the Company announced that it received notification from NASDAQ on February 26, 2001 that the Company was no longer in compliance with the minimum net tangible assets requirements for continued listing on The NASDAQ SmallCap Market set forth in Marketplace Rule 4310(c)(2)(B). The NASDAQ Staff had therefore determined to delist the Company's securities from The NASDAQ SmallCap Market at the opening of business on March 6, 2001. The Company determined not to appeal the NASDAQ Staff's determination, and therefore, effective March 6, 2001, the Company's securities began to trade on the OTC- BB under the symbol "CAPS.OB."

Item 3.
-------

Quantitative and Qualitative Disclosure About Market Risk

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

PART II
=======
Other Information


Item 1. Legal Proceedings

On June 13, 1997, Mark Scully, a former President and Chief Operating Officer of the Company, filed a complaint against the Company, Kevin O'Hare, Aaron Brown and Stephen Parker in the United States District Court for the Eastern District of Pennsylvania. Mr. Scully asserted various claims in connection with his termination of employment with the Company on December 30, 1996. In particular, he alleged, among other things, breach of contract in connection with the termination of certain stock options, breach of the alleged contract for employment, breach of an asserted duty of good faith and fair dealing, fraudulent and negligent misrepresentation, and civil conspiracy. Mr. Scully alleged damages of at least $1.6 million, plus attorneys' fees, costs and other disbursements and the cost of COBRA payments and interest; $1 million of the alleged damages claimed are punitive. On June 9, 1999, the Court issued its decision and judgment was entered in favor of Mr. Scully and against the Company and two former officers for the sum of approximately $626,000 and required the Company to establish an escrow account equal to 120% of the judgment. The Court denied Mr. Scully's claim for attorneys' fees and liquidated damages. The Company appealed the decision, and on February 1, 2001 the appeals court reaffirmed the lower court's decision and judgment was entered in favor of Mr. Scully and against the Company and two former officers for the sum of $1,080,000 which consisted of the original award of $626,443 in damages plus legal expenses and interest. The Company ultimately settled with Mr. Scully for $1,030,000 on February 28, 2001. The Company had provisioned $1,030,000 for this liability as of December 31, 2000 and there was no additional expense recorded in the three months ended March 31, 2001. The entire $1,030,000 was paid in full during March 2001, and the Company no longer retains any liability provision for this litigation.

The Company is party, in the ordinary course of business, to other litigation involving services rendered, contract claims and other miscellaneous causes of action arising from its business. The Company has established reserves relating to its legal claims and believes that potential liabilities in excess of those recorded will not have a material adverse effect on the Company's Condensed Consolidated Financial Statements, however, there can be no assurances to this effect.

Item 2. Changes in Securities

               None.

Item 3. Defaults upon Senior Securities

               None.

Item 4. Submission of Matters to a Vote of Security Holders

               None.

Item 5. Other Information

               None.

Item 6. Exhibits and Reports on Form 8-K

               (a)  Exhibits:

               (b)  Reports on Form 8-K:

               . On March 28, 2001, Gold & Appel Transfer, S.A., a British Virgin Islands corporation ("Gold & Appel"), and Henry G. Luken III entered into a Stock Purchase Agreement pursuant to which Mr. Luken purchased 15,471,301 shares (the "Common Shares") of the common stock, par value $0.001 (the "Common Stock"), of Capsule Communications, Inc. ("Capsule") from Gold & Appel (the "Stock Sale") at $0.20 per share for a total purchase price of $3,094,260.20 (the

                   "Purchase Price"). Pursuant to a power of attorney from Gold & Appel, before the Stock Sale, Walter C. Anderson had sole investment power over the Common Shares. Mr. Luken delivered the Purchase Price to Gold & Appel at the closing of the Stock Sale on March 28, 2001. Mr. Luken paid the Purchase Price from his personal funds.


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              Capsule Communications, Inc.
                              (Registrant)


                              By:  /s/ David B. Hurwitz
                                  ----------------------------------------------
                                  David B. Hurwitz
                                  President and Chief Executive Officer


                              By:  /s/  Randolph A. Fry
                                  ----------------------------------------------
                                  Randolph A. Fry
                                  Chief Financial Officer
                                  (Principal Financial and Accounting Officer)
Dated:  May 14, 2001