Form 10-Q
period 2001-06-30
CAPSULE COMMUNICATIONS INC DE
filed 2001-08-14
CIK 1113227

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2001
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to
                               ----     -----

                         Commission File Number: 0-22944

                          Capsule Communications, Inc.
                          ----------------------------
             (Exact name of Registrant as specified in its charter)

          Delaware                                     22-3055962
-------------------------------                   ---------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

2 Greenwood Square, 3331 Street Road, Suite 275
Bensalem, Pennsylvania                                               19020
----------------------                                               -----
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
                        Yes X   No
                           ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                                                   Outstanding at
                         Common Stock               July 2, 2001
                         ------------               ------------
                            $.001                    22,667,444

                  CAPSULE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                    FORM 10-Q

                                      INDEX

                                                                                           Page(s)
                                                                                        ------------
PART I

FINANCIAL INFORMATION
Item 1. Financial Statements

        Condensed Consolidated Balance Sheets
            June 30, 2001 (unaudited) and December 31, 2000 ............................   3 - 4

        Condensed Consolidated Statements of Operations
            Six Months and Three Months Ended June 30, 2001 and 2000 (unaudited) .......     5

        Condensed Consolidated Statements of Cash Flows
            Six Months Ended June 30, 2001 and 2000 (unaudited) ........................     6

        Notes to Condensed Consolidated Financial Statements   (unaudited) .............   7 - 10

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations ......................................................   9 - 12

Item 3. Quantitative and Qualitative Disclosure about Market Risk ......................     12

PART II

OTHER INFORMATION

Item 1. Legal Proceedings ..............................................................     13

Item 2. Changes in Securities and use of Proceeds ......................................     13

Item 3. Defaults upon Senior Securities ................................................     13

Item 4. Submission of Matters to a Vote of Security Holders ............................     13

Item 5. Other Information ..............................................................     13

Item 6. Exhibits and Reports on Form 8-K ...............................................     13

SIGNATURE PAGE .........................................................................     14

PART I
Financial Information

Item 1.
Financial Statements

                 CAPSULE COMMUNICATIONS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                    June 30,      December 31,
                                                2001 (unaudited)      2000
                                                ----------------      ----
Assets
------

Current Assets
 Cash and cash equivalents                          $  965,886     $ 1,569,473
 Restricted cash                                            --         823,571
 Accounts receivable, net of allowance for
  doubtful accounts of $1,569,930 for 2001,
  and $1,188,238 for 2000                            5,336,987       5,850,739
 Prepaid expenses and other                             94,311          53,938
                                                    ----------     -----------

  Total Current Assets                               6,397,184       8,297,721
                                                    ----------     -----------

Property and Equipment
 Telecommunications equipment                        4,255,890       4,255,311
 Equipment                                           1,984,424       1,973,382
 Software                                              655,422         655,422
 Office furniture and fixtures                         175,773         163,882
 Leasehold improvements                                675,765         675,765
                                                    ----------     -----------
                                                     7,747,274       7,723,762
 Less accumulated depreciation and amortization      5,621,038       5,201,253
                                                    ----------     -----------

  Total Property and Equipment, net                  2,126,236       2,522,509
                                                    ----------     -----------

Other assets                                           281,643         338,216
                                                    ----------     -----------

  Total                                             $8,805,063     $11,158,446
                                                    ----------     -----------

   See accompanying notes are an integral part of these financial statements.

                 CAPSULE COMMUNICATIONS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                June 30,        December 31,
                                                                            2001 (unaudited)       2000
                                                                            ----------------    -----------
Liabilities and Shareholders' Equity
------------------------------------
Current Liabilities
 Note payable                                                                 $  1,870,909    $  1,858,673
 Accounts payable                                                                4,922,155       5,753,606
 Accrued commissions                                                               831,599         637,483
 Accrued expenses and other                                                        703,117       1,743,747
 State and Federal taxes payable                                                 1,295,610       1,184,708
 Deferred revenue                                                                  170,384         176,129
                                                                               -----------     -----------

  Total Current Liabilities                                                      9,793,774      11,354,346
                                                                               -----------     -----------


Common Shareholders' Equity
 Common stock, $.001 par, authorized
 100,000,000 shares; issued:
 22,667,444 shares in 2001 and 2000                                                 22,667          22,668
 Additional paid-in capital                                                     14,868,673      14,868,673
 Accumulated deficit                                                           (15,879,832)    (15,087,022)
                                                                               -----------     -----------
                                                                                  (988,492)       (195,681)

Common stock held in treasury
 (219,000 shares in 2001 and 2000), at par value                                      (219)           (219)
                                                                               -----------     -----------

                                                                                  (988,711)       (195,900)
                                                                               -----------     -----------

  Total                                                                       $  8,805,063    $ 11,158,446
                                                                              ============    ============

   The accompanying notes are an integral part of these financial statements

            CAPSULE COMMUNICATIONS, INC. AND SUBSIDIARIES CONDENSED
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (unaudited)



                                              Three months ended                Six months ended
                                                    June 30,                        June 30,
                                              2001             2000            2001            2000
                                          ----------------------------   ----------------------------
Revenues                                  $ 9,685,114    $  9,563,398     $19,255,342    $18,296,960

Costs of revenues                           6,684,303       6,967,469      13,564,738     13,137,480
                                          -----------    ------------     -----------    -----------

Gross profit                                3,000,811       2,595,929       5,690,604      5,159,480

Selling, general and administrative
 expenses                                   3,287,905       3,598,802       6,435,959      7,207,010
                                          -----------    ------------     -----------    -----------

Loss before interest and taxes               (287,094)     (1,002,873)       (745,355)    (2,047,530)

Interest expense                               42,951          39,495          87,348         87,723
Interest income                               (12,117)        (33,742)        (39,894)       (56,191)
                                          -----------    ------------     -----------    -----------
                                               30,834           5,753          47,454         31,532
                                          -----------    ------------     -----------    -----------

Net loss attributable to common
 shareholders                            ($   317,928)  ($  1,008,626)   ($   792,809)  ($ 2,079,062)
                                          ===========    ============     ===========    ===========
Basic and diluted net loss per share
 attributable to common shareholders            ($.02)          ($.05)          ($.04)         ($.10)
                                          ===========    ============     ===========    ===========

Weighted average number
   of shares outstanding                   22,667,444      21,153,939      22,667,444     20,936,867
                                          ===========    ============     ===========    ===========

   The accompanying notes are an integral part of these financial statements

                 CAPSULE COMMUNICATIONS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                 Six Months Ended
                                                                      June 30,
                                                                2001        2000
                                                           ---------------------------
OPERATING ACTIVITIES:
 Net loss attributable to common shareholders                $  (792,809)  $(2,079,062)
 Adjustments to reconcile net loss to
 net cash provided by (used-in) operating activities
  Stock and stock options issued for services                         --        10,402
  Depreciation and amortization                                  486,360       539,720
  Provision for bad debts                                        678,081       349,824
 Changes in assets and liabilities which provided
 (used) cash:
   Accounts receivable                                          (164,331)     (637,748)
   Prepaid expenses and other                                    (50,373)       (9,718)
   Other assets                                                       --      (224,325)
   Deferred revenue                                               (5,745)      182,600
   Accounts payable and accrued expenses                        (854,396)      863,662
   State and Federal Taxes payable                               110,902       256,453
                                                             -----------   -----------

 Net cash (used in) operating activities                        (592,311)     (748,192)
                                                             -----------   -----------

INVESTING ACTIVITIES:
 Purchase of property and equipment                              (23,512)     (252,906)
 (Increase) in restricted cash                                        --       (20,013)
                                                             -----------   -----------

 Net cash (used in) investing activities                         (23,512)     (272,919)
                                                             -----------   -----------

FINANCING ACTIVITIES:
 Proceeds from convertible debt                                  300,000     1,500,000
 Proceeds from stock option exercises                                 --        26,532
 Increase (decrease) in notes payable net                       (287,764)      267,841
 Repayment of capital lease obligations                               --      (104,287)
                                                             -----------   -----------

 Net cash provided by financing activities                        12,236     1,690,086
                                                             -----------   -----------

Net increase (decrease) in cash and cash equivilents            (603,587)      668,975

Beginning cash and cash equivalents                            1,569,473       827,048
                                                             -----------   -----------

Ending cash and cash equivalents                             $   965,886   $ 1,496,023
                                                             ===========   ===========

   The accompanying notes are an integral part of these financial statements

                 CAPSULE COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  Background

Capsule Communications, Inc. (the "Company" or "CAPS") is a switch-based interexchange carrier providing long distance telephone communications services primarily to small and medium-size business customers as well as households. The Company also provides inbound-800 long distance services, as well as other telecommunications services such as travel cards (calling cards), local service, cellular, paging, Internet service, dedicated access, data services and carrier termination services. The Company uses its own switches and facilities to originate, transport and terminate calls for customers generally located in the Mid-Atlantic region and California (on-net areas). For calls originating or terminating outside the Company's own network (off-net area), the Company utilizes the services provided by other long distance companies. Substantially all of the Company's revenues are earned from its customers located on the East Coast.

The accompanying unaudited interim condensed consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in the opinion of management, include all adjustments necessary for a fair presentation of such financial statements. Such adjustments consist only of normal recurring items. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. Where appropriate, certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of results to be expected for the full year.

The accompanying unaudited interim condensed consolidated financial statements and related notes should be read in conjunction with the financial statements and related notes included in the Company's Form 10-K for the year ended December 31, 2000.

2. Pending Acquisition of the Company

On July 18, 2001 the Company executed a definitive merger agreement with Covista Communications, Inc. (Nasdaq:CVST). Under the terms of the agreement approved by the boards of directors of both companies, the shareholders of Capsule other than its controlling shareholder would receive 0.1116 shares of Covista common stock for each share of Capsule common stock, subject to adjustment as provided in the agreement; and Henry G. Luken, III, the controlling shareholder of Capsule, would receive 0.0838 shares of Covista common stock for each share of Capsule common stock. Henry Luken III is also a shareholder and Chairman of Covista Communications, Inc.

3. Liquidity and Continuation Of Business

The condensed consolidated financial statements of the Company have been prepared on a going-concern basis, which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. The Company incurred a net loss applicable to common shareholders of approximately $318,000 for the quarter ended June 30, 2001 and had negative cash flow from operating activities of approximately $335,000. At June 30, 2001 the Company had a net working capital deficit of approximately $3,397,000 and an accumulated deficit of approximately $15,880,000. The Company automatically renewed its line of credit arrangement with Wells Fargo for one more year on May 11, 2001. Such conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

                 CAPSULE COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company plans to focus on growing its revenue base through the addition of customers and decreasing its network costs. The Company intends to reduce its network costs by obtaining more favorable pricing from suppliers, by forming strategic alliances with certain similarly situated companies, increasing the network traffic on its fixed cost network, and also discontinuing the operations located in Oakland California and using a more cost efficient way to transport that existing traffic.

The Company continues to add approximately 3000-4000 new retail accounts monthly mainly through its private Internet web sites from which its agents are generating new orders electronically. The Company expects to continue its efforts to expand this strategy in order to generate new business. In addition to these private Internet sites, the Company plans to implement an electronic business-to-business strategy to reduce overhead costs associated with operating its agent sales force channel.

On July 17, 2001 the Company signed a definitive merger agreement with Covista Communications, Inc. ("Covista"). The terms of the agreement call for the acquisition of the Company for a total of 2,100,000 shares of Covista common stock (See note 2).

On March 15, 2001, the Company entered into a Loan Agreement with Gold & Appel Transfer, S.A. ("G&A"), a shareholder of the Company. The terms of the agreement calls for the Company to borrow up to $900,000 at a rate of 12% per annum, due and payable on June 15, 2002. The agreement allows G&A to convert all or any portions of the loan amount to shares of the Company's Common Stock at the average trading price for 20 days up to the conversion date at any given time during the loan period. The Company borrowed the first $300,000 on March 15, 2001. On July 17, 2001 G&A entered into an agreement to be repaid $300,000 plus accrued interest by the Company no later than August 17, 2001. This amount was repaid on August 13, 2001 with proceeds borrowed by the Company from Covista. As such, G&A agreed not to convert the debt into shares of the Company's Common Stock. The Company cannot borrow the remaining $600,000.

This loan agreement violates one of the restrictions in the Company's $2,000,000 credit facility with Wells Fargo Credit Corporation. The Company received a waiver of such condition of non-compliance on July 25, 2001.

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

4.  Notes Payable

The Company has a revolving $2,000,000 credit facility with Wells Fargo Business Credit Corporation, which was renegotiated and amended on May 11, 1999 and was automatically renewed for one more year beginning on May 11, 2001. Interest on the revolving credit facility is currently calculated at the prime lending rate plus 2 3/4%, on a minimum loan balance of $750,000. The loan is collateralized by accounts receivable and fixed and intangible assets of the Company. As of June 30, 2001 the Company's outstanding balance on its credit facility was $ 1,570,909 leaving $429,091 available based on collateral, for future borrowing under the credit facility.

The loan agreement contains covenants and restrictions which, among other things, require maintenance of certain subjective financial performance criteria and restrict encumbrance of assets, creation of indebtedness and places limitations on annual capital expenditures. The loan agreement with Gold and Appel, S.A. discussed below violates one of the restrictions in the Company's $2,000,000 credit facility with Wells Fargo Credit Corporation. The Company received a waiver of such condition of non-compliance on July 25, 2001.

On March 15, 2001, the Company entered into a Loan Agreement with Gold & Appel Transfer, S.A. ("G&A"), a shareholder of the Company. The terms of the agreement called for the Company to borrow up to $900,000 at a rate of 12% per annum, due and payable on June 15, 2002. The agreement allows G&A to convert all or any portions of the loan amount to shares of the Company's Common Stock at the average trading price for 20 days up to the conversion date at any given time during the loan period. The Company borrowed the first $300,000 on March 15, 2001. On July 17, 2001 G&A entered into an agreement to be repaid $300,000 plus accrued interest by the Company no later than August 17, 2001. This amount was repaid on August 13, 2001 with proceeds borrowed by the Company from Covista. As such, G&A agreed no to convert the debt into shares of the Company's Common Stock. The Company cannot borrow any of the remaining $600,000.

5.  Litigation

On February 28, 2001 the Company settled its longstanding litigation with its former President and Chief Operating Officer for a total of $1,030,000. The entire amount was provided for at December 31, 2000, and there was no additional expense recorded during 2001.

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


6.  Other Sales Information

Net sales information by the Company's product groups for the quarters ended March 31 are summarized as follows:


                                                   Six months ended          Six months ended
                                                      June 30, 2001             June 30, 2000
                                                             Amount     %              Amount     %
Domestic 1+                                             $11,780,300     61        $ 9,750,714     53
International                                             3,174,294     16          2,851,085     14
Inbound                                                   2,775,854     14          3,063,401     17
Wireless                                                    333,072      3            402,201      2
Domestic Carrier Termination                                456,189      2          2,229,559     12
Local                                                       735,633      4                 --     --
                                                        -----------    ----       -----------    ----
    Total                                               $19,255,342    100%       $18,296,960    100%
                                                        -----------    ----       -----------    ----



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

Results of Operations:

Three months ended June 30, 2001 compared with three months ended June 30, 2000.

Revenue for the quarter ended June 30, 2001 increased approximately $120,000 (1%) versus the quarter ended June 30, 2000. The Company's revenue derived from retail sales through the agent and reseller channels increased by approximately $100,000. Although the per minute retail rate decreased approximately $0.0089 per minute, the Company increased the number of minutes it switches by approximately 20 million, or about 26.6%. The Company continued to expand its private Internet web sites from which its agents are generating new orders electronically. The Company has recently issued a new selling plan with aggressive pricing to the agents. This strategy is intended to allow the Company to build the revenue base by adding additional minutes in order to offset the decline in the retail rate per minute.

The Company also generated revenues of approximately $420,000 from its resale of local services, which the Company did not offer in the second quarter of 2000.

Revenue through the carrier sales channel decreased by approximately $1,200,000 for the quarter ended June 30, 2001, or 48% from the quarter ended June 30, 2000. The decline in carrier revenue was a result of the Company's decision to focus its sales efforts on the higher margin, lesser risk retail market.

For the quarter ended June 30, 2001, gross profit increased approximately $404,000 or 30.98% as a percentage of revenues. The Company is currently implementing cost reductions on its own network. These cost reductions should be completed by the end of August 2001, and the Company believes that these cost reductions will increase its gross profit percentage margin by reducing fixed costs as the company increases the minutes of use over its network. The Company's "off-net" transport costs were reduced 17% for the quarter ended June 30, 2001 compared to June 30, 2000.

Selling, general and administrative ("SG&A") expenses for the quarter ended June 30, 2001 decreased approximately $310,000 versus the amount incurred for the quarter ended June 30, 2000. This decrease in SG&A expense is mainly due to a decrease in salary expense of approximately $257,000 and a decrease in legal expenses of $188,000. Explanations for these decreases are as follows:

  o The salary expense decrease was a result of the elimination of a direct sales and marketing program and its related staff.

  o The decrease in legal expense is a result of the cost associated with the Company reincorporating in 2000, and also a reimbursement of $100,000 received from Startec Global Communications as a result of a settlement for an incomplete merger.

The Company recorded a $300,000 bad debt charge in the quarter ended June 30, 2001 as a result of lack of payment from one of its large prepaid calling card wholesale customer. The Company is no longer providing this type of higher risk service.

Interest expense for the quarter ended June 30, 2001 increase approximately $25,000 as a result of less interest income being earned on the Company's Restricted cash maintained in 2000.

The net loss for the quarter ended June 30, 2001 was approximately $318,000 a decrease of approximately $691,000 versus the quarter ended June 30, 2000. This decrease in net loss is mostly attributable to an increased gross profit of approximately $404,000 and a decrease in SG&A expenses of approximately $310,000. The Company incurred a $300,000 charge to bad debt as a result of it exiting the wholesale prepaid calling card market.

Six months ended June 30, 2001 compared with six months ended June 30, 2000.

Revenue for the six months ended June 30, 2001 increased approximately $958,000 (5.2%) versus the six months ended June 30, 2001. The Company's revenue derived from retail sales through the agent and reseller channels increased by approximately $2,021,000. Although the per minute retail rate decreased approximately $0.0108 per minute, the Company increased the number of minutes by approximately 42 million, or about 1.3%. The Company continued to expand its private Internet web sites from which its agents are generating new orders electronically. The Company has recently issued a new selling plan with aggressive pricing to the agents. This strategy is intended to allow the Company to build the revenue base by adding additional minutes in order to offset the decline in the retail rate per minute.

The Company also generated revenues of approximately $729,000 from its resale of local services, which the Company did not offer in the first six months of 2000.

Revenue through the carrier sales channel decreased by approximately $1,709,000 for the six months ended June 30, 2001, or 58% from the six months ended June 30, 2000. The decline in carrier revenue was a result of the Company's decision to focus its sales efforts on the higher margin, lesser risk retail market.

For the six months ended June 30, 2001, gross profit increased approximately $531,000. Gross profit as a percentage of revenues increased from 28.20% for the six months ended June 30, 2000 to 29.55% for the six months ended June 30, 2001, the increase in minutes of use and revenues as well as the network cost reductions were large enough to produce the increase in gross profit. The Company is currently implementing cost reductions on its own network. These cost reductions should be completed by the end of August 2001, and the Company believes that these cost reductions will increase its gross profit percentage margin by reducing fixed costs as the company increases the minutes of use over its network. The Company's "off-net" transport costs were reduced 17% for the quarter ended June 30, 2001 compared to June 30, 2000.

Selling, general and administrative ("SG&A") expenses for the six months ended June 30, 2001 decreased approximately $770,000 versus the amount incurred for the six months ended June 30, 2000. This decrease in SG&A expense is mainly due to a decrease in salary expense of approximately $385,000 and a decrease in legal expenses of $363,000. Explanations for these decreases are as follows:

  o The salary expense decrease was a result of the elimination of a direct sales and marketing program and its related staff.

  o The decrease in legal expense is a result of the cost associated with the Company reincorporating in 2000, and also a reimbursement of $200,000 received from Startec Global Communications as a result of a settlement for an incomplete merger.

The Company experienced a $300,000 bad debt charge in the quarter ended June 30, 2001 as a result of lack of payment from one of its large prepaid calling card wholesale customer. The Company is no longer providing this type of higher risk service.

Interest expense for the six months ended June 30, 2001 increased approximately $16,000 due to a reduction in interest income earned on the Company's 2000 Restricted cash balance.

The net loss for the six months ended June 30, 2001 was approximately $793,000, a decrease of approximately $1,286,000 versus the six months ended June 30, 2000. This decrease in net loss is mostly attributable to increased gross profit of approximately $531,000 and a decrease in SG&A expenses of approximately $770,000, partially offset by the charge to bad debt of $300,000.


Liquidity and Capital Resources:

At June 30, 2001, cash and cash equivalents were $965,423. Cash flow used in operations in the second quarter of 2001 was $1,415,882. Net cash provided by investing activities was $800,059, which primarily resulted from the restricted cash being utilized as settlement for litigation.

Working capital deficiency at June 30, 2001 was approximately $3,397,000 as compared to a deficiency of approximately $3,056,625 at December 31, 2000. The decrease in working capital was primarily due to the net loss as discussed in the Results of Operations section.

On March 15, 2001, the Company entered into a Loan Agreement with Gold & Appel Transfer, S.A. ("G&A"), a majority shareholder of the Company. The terms of the agreement calls for the Company to borrow up to $900,000 at a rate of 12% per annum, due and payable on June 15, 2002. The agreement allows G&A to convert all or any portions of the loan amount to shares of the Company's Common Stock at the average trading price for 20 days up to the conversion date at any given time during the loan period. The Company borrowed the first $300,000 on March 15, 2001. On July 17, 2001 G&A entered into an agreement to be repaid $300,000 plus accrued interest by the Company no later than August 17, 2001. This amount was repaid on August 13, 2001 with proceeds borrowed by the Company from Covista. As such, G&A agreed not to convert the debt into shares of the Company's Common Stock. The Company cannot borrow any of the remaining $600,000.

This loan agreement violates one of the restrictions in the Company's $2,000,000 credit facility with Wells Fargo Credit Corporation. The Company received a waiver of such condition of non-compliance on July 25, 2001.

On July 18, 2001 the Company executed a definitive merger agreement with Covista Communications, Inc. (Nasdaq:CVST). Under the terms of the agreement approved by the boards of directors of both companies, Capsule would become a wholly owned subsidiary of Covista. The shareholders of Capsule other than its controlling shareholder would receive 0.1116 shares of Covista common stock for each share of Capsule common stock, subject to adjustment as provided in the agreement; and Henry G. Luken, III, the controlling shareholder of Capsule, would receive
0.0838 shares of Covista common stock for each share of Capsule common stock.

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


PART II
Other Information

Item 1.  Legal Proceedings

See for 10-Q for the period March 31, 2001 for discussions related to settlement of previous outstanding litigation.

On July 17, 2001 the Company filed a complaint against Startec Global Communications, Inc. ("Startec"). The Company is seeking the $200,000 which remains due on a $400,000 note payable entered into between the Company and Startec on March 6, 2001, as part of a settlement related to the termination of a merger agreement between the parties. The Company is also seeking $30,000 for its legal expenses. In the complaint, the Company alleges that all amounts are due and payable immediately, and that Startec has expressly waived the benefit of all exemption laws. The Company plans to litigate this action aggressively to conclusion. However, there can be no assurance that the Company will be successful in its efforts to recover the money.

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

          None.

Item 5.  Other Information

          None.

Item 6.  Exhibits and Reports on Form 8-K

          (a)  Exhibits:

               10.1 Proposed Merger Agreement with Covista Communications, Inc. (1)

               10.2 Promissory Note with Covista Communications, Inc. dated August 9, 2001

               10.3 Promissory Note with Covista Communications, Inc. dated July 2, 2001

               10.4  Amendment to Investment Agreement dated July 17, 2001

               (1)   Incorporated by reference to the July 20, 2001 Form 10K

          (b)  Reports on Form 8-K:

          o On July 17, 2001, Covista Communications, Inc., a New Jersey corporation ("Covista"), CCI Acquisitions Corp., a Delaware corporation and wholly-owned subsidiary of Covista ("Merger Sub"), and Capsule Communications, Inc., a Delaware corporation ("Capsule"), entered into an Agreement and Plan of Reorganization (the "Merger Agreement"). Pursuant to the Merger Agreement and subject to the terms and conditions set forth therein, Merger Sub will be merged with and into Capsule, with Capsule being the surviving corporation of such merger (the "Merger"). As a result of the Merger, Capsule will become a wholly owned subsidiary of Covista.

             At the Effective Time of the Merger (as defined in the Merger Agreement), (i) each issued and outstanding share of common stock, par value $0.001 per share, of Capsule ("Capsule Common Stock") held by all Capsule stockholders except Henry G. Luken, III, a substantial stockholder of Capsule, will be converted into the right to receive 0.1116 shares of common stock, par value $0.05 per share, of Covista ("Covista Common Stock") and (ii) each issued and outstanding share of Capsule Common Stock held by Mr. Luken will be converted into the right to receive 0.0838 shares of Covista Common Stock. However, if the Average Stock Price (as defined in the Merger Agreement) of Covista Common Stock is greater than $6.00, then the 0.1116 and 0.0838 conversion ratios for shares of Capsule Common Stock held by all Capsule stockholders except Mr. Luken and by Mr. Luken, respectively, would be proportionately reduced as follows: each conversion ratio would be reduced by multiplying such conversion ratio by the quotient of $6.00 divided by the Average Stock Price. For example, if the Average Stock Price were $6.60, then the conversion ratio for shares of Capsule Common Stock (i) held by all stockholders except Mr. Luken would equal 0.1116 times the quotient of $6.00 divided by $6.60, or 0.1015 and (ii) held by Mr. Luken would equal 0.0838 multiplied by the quotient of $6.00 divided by $6.60, or 0.0762. Based on the closing price of $5.99 per share for Covista Common Stock on July 17, 2001, the transaction would have an estimated value of approximately $12,576,000.

             Consummation of the Merger is expected to occur in the fourth quarter of 2001. However, the consummation of the Merger is subject to approval by the shareholders of Capsule and Covista, obtaining approval by regulators, effectiveness of a registration statement registering the shares of Covista Common Stock to be issued in the merger and other customary closing conditions, and there can be no assurances regarding when or if the Merger will be consummated.

             A copy of the Merger Agreement is attached hereto as Exhibit 2.1. The foregoing description of the Merger Agreement is qualified in its entirety by reference to the full text of the Merger Agreement, which is incorporated herein by reference. A joint press release announcing the execution of the Merger Agreement was issued on July 18, 2001, a copy of which is attached hereto as Exhibit 99.1 and is incorporated herein by reference.



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              Capsule Communications, Inc.
                              (Registrant)



                              By:    /s/  David B. Hurwitz
                                  ----------------------------------
                                  David B. Hurwitz
                                  Chief Executive Officer

                              By:    /s/  Randolph A. Fry
                                  ----------------------------------
                                  Randolph A. Fry
                                  Chief Financial Officer
                                  (Principal Financial and Accounting Officer)



Dated:  August 10, 2001