Form 10-Q
period 2001-09-30
CAPSULE COMMUNICATIONS INC DE
filed 2001-11-14
CIK 1113227

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-Q
                         _____________________________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2001

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


Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports); and, (2) has been subject to such filing requirements for the past 90 days.
                        Yes  X    No ______
                           -----

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                                         Outstanding at
                         Common Stock    October 1, 2001
                         ------------    ---------------
                            $.001           22,667,444

                 CAPSULE COMMUNICATIONS, INC. AND SUBSIDIARIES
                                   FORM 10-Q

                                     INDEX

                                                                           Page (s)
                                                                           --------
PART I
======

FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets
            September 30, 2001 (unaudited) and December 31, 2000             3 - 4

          Condensed Consolidated Statements of Operations
            Nine Months and Three Months Ended September 30, 2001
            and 2000 (unaudited)                                               5

          Condensed Consolidated Statements of Cash Flows
            Nine Months Ended September 30, 2001 and 2000
            (unaudited)                                                        6

          Notes to Condensed Consolidated Financial Statements
            (unaudited)                                                      7 -  10

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                          10 - 12

Item 3.   Quantitative and Qualitative Disclosure about Market Risk            12

PART II
=======

OTHER INFORMATION

Item 1.   Legal Proceedings                                                    13

Item 2.   Changes in Securities and use of Proceeds                            14

Item 3.   Defaults upon Senior Securities                                      14

Item 4.   Submission of Matters to a Vote of Security Holders                  14

Item 5.   Other Information                                                    14

Item 6.   Exhibits and Reports on Form 8-K                                     14

SIGNATURE PAGE                                                                 15

PART I
======
Financial Information

Item 1.
------
Financial Statements

                 CAPSULE COMMUNICATIONS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                        September 30,    December 31,
                                                      2001 (unaudited)      2000
                                                      ---------------    -----------
Assets
------

Current Assets
  Cash and cash equivalents                           $     801,888      $  1,569,473
  Restricted cash                                                --           823,571
  Accounts receivable, net of allowance for
     doubtful accounts of $1,648,940 for 2001,
     and $1,188,238 for 2000                              5,621,360         5,850,739
  Prepaid expenses and other                                 95,577            53,938
                                                      -------------      ------------

     Total Current Assets                                 6,518,825         8,297,721
                                                      -------------      ------------

Property and Equipment
  Telecommunications equipment                            4,258,556         4,255,311
  Equipment                                               1,996,834         1,973,382
  Software                                                  655,422           655,422
  Office furniture and fixtures                             175,773           163,882
  Leasehold improvements                                    675,765           675,765
                                                      -------------      ------------
                                                          7,762,350         7,723,762
  Less accumulated depreciation and amortization          5,927,283         5,201,253
                                                      -------------      ------------

     Total Property and Equipment, net                    1,835,067         2,522,509
                                                      -------------      ------------

Other assets                                                238,354           338,216
                                                      -------------      ------------

     Total                                            $   8,592,246      $ 11,158,446
                                                      =============      ============

  The accompanying notes are an integral part of these financial statements.

                 CAPSULE COMMUNICATIONS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                       September 30,    December 31,
                                                     2001 (unaudited)      2000
                                                     ---------------   -------------
Liabilities and Shareholders' Equity
------------------------------------

Current Liabilities
  Note payable, bank                                    $  1,789,298   $  1,858,673
  Notes payable, related party                               500,000             --
  Accounts payable                                         4,916,140      5,753,606
  Accrued commissions                                        855,604        637,483
  Accrued expenses and other                                 450,443      1,743,747
  State and Federal taxes payable                          1,552,873      1,184,708
  Deferred revenue                                           156,066        176,129
                                                        ------------   ------------

     Total Current Liabilities                            10,220,424     11,354,346
                                                        ------------   ------------


Common Shareholders' Equity
  Common stock, $.001 par, authorized
  100,000,000 shares; issued:
  22,667,444 shares in 2001 and 2000                          22,667         22,668
  Additional paid-in capital                              14,868,673     14,868,673
  Accumulated deficit                                    (16,519,299)   (15,087,022)
                                                        ------------   ------------
                                                          (1,627,959)      (195,681)

Common stock held in treasury
  (219,000 shares in 2001 and 2000), at par value               (219)          (219)
                                                        ------------   ------------

                                                          (1,628,178)      (195,900)
                                                        ------------   ------------

     Total                                              $  8,592,246   $ 11,158,446
                                                        ============   ============

  The accompanying notes are an integral part of these financial statements.

                 CAPSULE COMMUNICATIONS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                   Three months ended                Nine months ended
                                                      September 30,                     September 30,
                                                  2001           2000               2001           2000
                                              -----------    -------------      ------------   ------------
Revenues                                      $ 9,067,638    $   9,736,092      $ 28,322,980   $ 28,033,052

Costs of revenues                               6,225,997        7,217,649        19,790,735     20,355,129
                                              -----------    -------------      ------------   ------------

Gross profit                                    2,841,641        2,518,443         8,532,245      7,677,923
Selling, general and administrative
 expenses                                       3,426,223        3,614,782         9,862,182     10,821,792
                                              -----------    -------------      ------------   ------------

Loss before interest and taxes                   (584,582)      (1,096,339)       (1,329,937)    (3,143,869)

Interest expense                                   63,221           37,315           150,569        125,038
Interest income                                    (8,334)         (46,927)          (48,228)      (103,118)
                                              -----------    -------------      ------------   ------------

                                                   54,887           (9,612)          102,341         21,920
                                              -----------    -------------      ------------   ------------

Net loss                                        ($639,469)     ($1,086,727)      ($1,432,278)   ($3,165,789)
                                              ===========    =============      ============   ============

Basic and diluted net loss per share                ($.03)           ($.05)            ($.07)         ($.15)
                                              ===========    =============      ============   ============

Weighted average number
     of shares outstanding                     22,667,444       22,448,444        22,667,444     21,444,404
                                              ===========    =============      ============   ============

  The accompanying notes are an integral part of these financial statements.

                 CAPSULE COMMUNICATIONS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                 Nine Months Ended
                                                                   September 30,
                                                               2001             2000
                                                            ------------    ------------
OPERATING ACTIVITIES:
 Net loss                                                   $ (1,432,278)   $ (3,165,789)
 Adjustments to reconcile net loss to
  net cash provided by (used-in) operating activities
   Stock and stock options issued for services                        --         141,340
   Depreciation and amortization                                 825,892         773,940
   Provision for bad debts                                       815,000         529,939
 Changes in assets and liabilities which provided
 (used) cash:
    Accounts receivable                                         (585,621)       (706,802)
    Prepaid expenses and other                                   (41,639)        (14,455)
    Other assets                                                      --        (221,528)
    Deferred revenue                                             (20,063)        182,851
    Accounts payable and accrued expenses                     (1,089,078)      2,106,442
    State and Federal Taxes payable                              368,165         171,720
                                                            ------------    ------------

 Net cash used in operating activities                        (1,159,622)       (202,342)
                                                            ------------    ------------
INVESTING ACTIVITIES:
 Purchase of property and equipment                              (38,588)       (416,289)
 Increase in restricted cash                                          --         (30,596)
                                                            ------------    ------------

 Net cash used in investing activities                           (38,588)       (446,885)

FINANCING ACTIVITIES:
 Proceeds from private placement                                                 900,000
 Proceeds from convertible debt                                                1,500,000
 Proceeds from stock option exercises                                 --          26,528
 Proceeds from notes payable, bank                            27,748,407      23,949,297
 Repayment of notes payable, bank                            (27,817,782)    (24,001,202)
 Proceeds from related party notes payable                       500,000              --
 Repayment of capital lease obligations                               --        (144,134)
                                                            ------------    ------------

 Net cash provided by financing activities                       430,625       2,230,489
                                                            ------------    ------------

Net increase (decrease) in cash                                 (767,585)      1,581,262

Beginning cash and cash equivalents                            1,569,473         827,048
                                                            ------------    ------------

Ending cash and cash equivalents                            $    801,888    $  2,408,310
                                                            ============    ============

   The accompanying notes are an integral part of these financial statements

                 CAPSULE COMMUNICATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Background
--------------

Capsule Communications, Inc. (the "Company" or "CAPS") is a switch-based interexchange carrier providing long distance telephone communications services primarily to small and medium-size business customers as well as households. The Company also provides inbound-800 long distance services, as well as other telecommunications services such as travel cards (calling cards), local service, cellular, paging, Internet service, dedicated access, data services and carrier termination services. The Company uses its own switches and facilities to originate, transport and terminate calls for customers generally located in the Mid-Atlantic region (on-net areas). For calls originating or terminating outside the Company's own network (off-net area), the Company utilizes the services provided by other long distance companies. Substantially all of the Company's revenues are earned from its customers located on the East Coast.

The accompanying unaudited interim condensed consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in the opinion of management, include all adjustments necessary for a fair presentation of such financial statements. Such adjustments consist only of normal recurring items. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. Where appropriate, certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of results to be expected for the full year.

The accompanying unaudited interim condensed consolidated financial statements and related notes should be read in conjunction with the financial statements and related notes included in the Company's Form 10-K for the year ended December 31, 2000.

2. New Accounting Pronouncements
--------------------------------

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company adopted SFAS No. 141 on July 1, 2001, as required by the new statement. The Company does not expect the adoption of SFAS No. 141 to have a material impact on its financial position or its results of operations.

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," which is effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. The Company will adopt SFAS No. 142 on January 1, 2002 as required by the new statement. The Company does not expect the adoption of SFAS No. 142 to have a material impact on its financial position or its results of operations.

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations," which is effective for fiscal years beginning after June 15, 2002. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. While the Company is currently evaluating the impact the adoption of SFAS No. 143 will have on its financial position and results of operations, it does not expect such impact to be material.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001. SFAS No. 144, which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of, supercedes SFAS No.
121. While the Company is currently evaluating the impact the adoption of SFAS No. 144 will have on its financial position and results of operations, it does not expect such impact to be material.

                 CAPSULE COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


3. Pending Acquisition of the Company
-------------------------------------

On July 17, 2001 the Company executed a definitive merger agreement with Covista Communications, Inc. (Nasdaq:CVST). Under the terms of the agreement approved by the boards of directors of both companies the shareholders of Capsule other than its controlling shareholder would receive 0.1116 shares of Covista common stock for each share of Capsule common stock, subject to adjustment as provided in the agreement; and Henry G. Luken, III, the controlling shareholder of Capsule, would receive 0.0838 shares of Covista common stock for each share of Capsule common stock. The Company expects to consummate the transaction either in the fourth quarter of 2001, or the first quarter of 2002.

4. Liquidity and Continuation Of Business
-----------------------------------------

The condensed consolidated financial statements of the Company have been prepared on a going-concern basis, which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. The Company incurred a net loss of approximately $1,432,000 for the nine months ended September 30, 2001 and had negative cash flow from operating activities of approximately $1,160,000. At September 30, 2001 the Company had a net working capital deficit of approximately $3,701,000 and an accumulated deficit of approximately $16,519,000. The Company automatically renewed its line of credit arrangement with Wells Fargo for one more year on May 11, 2001. Such conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The Company plans to focus on growing its revenue base through the addition of customers and decreasing its network costs. The Company intends to reduce its network costs by obtaining more favorable pricing from suppliers, by forming strategic alliances with certain similarly situated companies, and by increasing the traffic on its fixed cost network. The Company no longer originates traffic on its switch located in Oakland, California and is utilizing a more cost efficient method to transport that existing traffic.

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

On July 17, 2001 the Company signed a definitive merger agreement with Covista Communications, Inc. ("Covista"). The terms of the agreement call for the acquisition of the Company for a total of 2,100,000 shares of Covista common stock (See note 3).

On July 24, 2001 the Company borrowed $200,000 from Covista Communications, Inc. for working capital. The note provides for the Principal plus accrued interest to be repaid in full on July 24, 2002. Interest will be accrued at a rate of 8 3/4% per annum. Interest expense on this note was $3,306 for the nine months ended September 30, 2001.

On August 9, 2001 the Company borrowed $300,000 from Covista Communications, Inc. for working capital. The note provides for the Principal plus accrued interest to be repaid in full on August 9, 2002. Interest will be accrued at a rate of 8 3/4% per annum. The full proceeds of this note were used to repay in full an existing $300,000 note payable to Gold & Appel Transfer, S.A., a shareholder of the Company. Interest expense on this note was $3,694 for the nine months ended September 30, 2001.

The notes payable with Covista Communications, Inc. violate one of the restrictions in the Company's $2,000,000 credit facility with Wells Fargo Credit Corporation. The Company has not received a waiver of such condition of non-compliance.

The Company believes that as it continues to reduce its net loss, and increase its operating cash flows, it can continue its operations, however there can be no assurances to this effect.

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

                 CAPSULE COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

achieve the Company's plans for growth in the long distance business as well as its entry into other communications services, the Company may require additional equity and is currently seeking sources of funding. The Company cannot give assurance as to the potential success of these efforts.

5.  Notes Payable
-----------------

The Company has a revolving $2,000,000 credit facility with Wells Fargo Business Credit Corporation, which was renegotiated and amended on May 11, 1999 and was automatically renewed for one more year beginning on May 11, 2001. Interest on the revolving credit facility is currently calculated at the prime lending rate (6% at September 30, 2001) plus 2 3/4%, on a minimum loan balance of $750,000. The loan is collateralized by accounts receivable and fixed and intangible assets of the Company. As of September 30, 2001 the Company's outstanding balance on its credit facility was $ 1,789,298 leaving $210,702 available based on collateral, for future borrowing under the credit facility.

The loan agreement contains covenants and restrictions which, among other things, require maintenance of certain subjective financial performance criteria and restrict encumbrance of assets, creation of indebtedness and places limitations on annual capital expenditures. The notes payable with Covista Communications, Inc. discussed below violate one of the restrictions in the Company's $2,000,000 credit facility with Wells Fargo Credit Corporation. The Company has not received a waiver of such condition of non-compliance.

On July 24, 2001 the Company borrowed $200,000 from Covista Communications, Inc. for working capital. The note provides for the principal plus accrued interest to be repaid in full on July 24, 2002. Interest will be earned at a rate of 8 3/4% per annum. Interest expense on this note was $3,306 for the nine months ended September 30, 2001.

On August 9, 2001 the Company borrowed $300,000 from Covista Communications, Inc. for working capital. The note provides for the principal plus accrued interest to be repaid in full on August 9, 2002. Interest will be earned at a rate of 8 3/4% per annum. The full proceeds of this note were used to repay in full an existing $300,000 note payable to Gold & Appel Transfer, S.A., a shareholder of the Company. Interest expense on this note was $3,694 for the nine months ended September 30, 2001.

6. Litigation
-------------

On February 28, 2001 the Company settled its long-standing litigation with its former President and Chief Operating Officer for a total of $1,030,000. The entire amount was provided for at December 31, 2000, and there was no additional expense recorded during 2001.

On October 5, 2001 the Company received a judgment of $117,919 from Startec Global Communications, Inc. as settlement of its outstanding action regarding the termination of a merger agreement. These funds have yet to be received, and no assurance can be made as to the success of any collection efforts. The Company has already received $200,000 during 2001 which has been accounted for as a reduction to SG&A expense.

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

7. Related Party Transactions:
------------------------------

During 2001 the Company purchased telecommunications services from a related party, Covista Communications, Inc. ("Covista"). These services totaled $ 402,487 for the nine months ended September 30, 2001 and are recorded as a component of Cost of Revenues. The Company also provided telecommunication services to Covista. These services totaled $ 493,626 for the nine months ended September 30, 2001 and are recorded as a component of Revenues.

In the third quarter of 2001, the Company made the decision to contribute its Oakland, California switch to Covista for no consideration in return. As a result the Company has written off the net book value of $121,000 as of September 30, 2001. Physical control of the switch has been transferred to Covista in the fourth quarter of 2001.

8. Effects of September 11, 2001:
---------------------------------

The Terrorist attacks on the World Trade Center on September 11, 2001 had a direct negative impact on the Company's performance for the quarter ended September 30, 2001. The Company lost all communication services in both the New York Metropolitan and Northern New Jersey Areas. Most of the Company's customer base in those two areas could only use the Company's services on a limited basis for up to 3 weeks.

The Company incurred charges associated with switching customers to a temporary carrier in the amount of $125,000 for the quarter ended September 30, 2001. In addition, the Company realized a reduction in gross profit on its fixed network as a result of lost revenue and charges incurred as a result of an inability to send calls over its least cost routing network.

9.  Other Sales Information
----------------------------

Net sales information by the Company's product groups for the quarters ended September 30 are summarized as follows:


                                                    Nine months ended         Nine months ended
                                                   ------------------        ------------------
                                                   September 30, 2001        September 30, 2000
                                                   ------------------        ------------------
                                                               Amount   %                Amount   %
                                                   ------------------        ------------------
Domestic 1+                                               $17,899,582   63          $15,186,363   52
International                                               3,925,470   14            4,723,158   16
Inbound                                                     4,073,683   14            4,486,186   17
Wireless                                                      469,880    3              585,342    2
Domestic Carrier Termination                                  745,911    2            2,975,003   12
Local                                                       1,208,454    4               77,000    1
                                                          -----------  ---          -----------  ---
    Total                                                 $28,322,980  100%         $28,033,052  100%
                                                          ===========  ===          ===========  ===


Item 2.
------
Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements:
---------------------------

This interim report on Form 10-Q includes "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended and Section 27A of the Securities Exchange Act of 1933, as amended. Financial projections and words and phrases denoting the anticipated results of future events, such as "anticipate", "believe","estimate", "expects", "may", and "project" and similar expressions that denote uncertainty are intended to identify forward looking statements and information. Such statements are subject to certain risks and uncertainties, including but not limited to: changes in general economic conditions, increasing levels of competition in the telecommunications industry, changes in telecommunications technologies, changes in FCC regulations, the

Company's reliance on transmission facilities based carriers, risks involved in conducting international operations, the inability to generate sufficient revenues to meet debt service obligations and operating expenses, unanticipated costs associated with the Company's recent and future acquisitions and the failure of the Company to manage its growth effectively. Should one or more of these risks or uncertainties materialize, actual results may vary materially from those estimated, anticipated or projected. Although the Company believes that the expectations reflected by such forward-looking statements are reasonable based on information currently available to the Company, no assurance can be given that such expectations will prove to have been correct.
All forward-looking statements included herein are expressly qualified in their entirety by these cautionary statements.

Results of Operations:
----------------------

Three months ended September 30, 2001 compared with three months ended September
--------------------------------------------------------------------------------
30, 2000.
---------

Revenue for the quarter ended September 30, 2001 decreased approximately $668,000 (6%) versus the quarter ended September 30, 2000. This decrease is due to the following reasons:

     . The Company is executing a plan to substantially exit the high risk, low margin Carrier market. Carrier revenues for the third quarter of 2001 decreased by $1,560,000 from 2000.

     . The Company's revenue derived from retail sales through the agent and reseller channels increased by approximately $397,000. Although the per minute retail rate decreased approximately $0.0072 per minute, the Company increased the number of minutes it switches by approximately 15 million, or about 18%. The Company continued to expand its private Internet web sites from which its agents are generating new orders electronically. The Company has recently issued a new selling plan with aggressive pricing to the agents. This strategy is intended to allow the Company to build the revenue base by adding additional minutes in order to offset the decline in the retail rate per minute.

     . The Company also generated revenues of approximately $473,000 from its resale of local services for the quarter ended September 30, 2001, as opposed to approximately $77,000 for the quarter ended September 30, 2000. The Company did not start marketing this product until late in the Third Quarter 2000.

For the quarter ended September 30, 2001, gross profit increased approximately $323,000. The Company's gross profit as a percentage of revenues increased to 31.3% for the quarter ended September 30, 2001 from 25.8% for the quarter ended September 30, 2000. This increase in gross profit percentage is in part a result of the company's network cost reduction strategy, which was almost completed by September 30, 2001. Also the Company has been reducing the amount of lower margin carrier revenue while increasing its higher gross margin retail revenue.

Selling, general and administrative ("SG&A") expenses for the quarter ended September 30, 2001 decreased approximately $188,000 versus the amount incurred for the quarter ended September 30, 2000. This decrease in SG&A expense is mainly due to a decrease in salary expense of approximately $149,000 and a decrease in commissions of $180,000. These decreases are partially offset by $121,000 expense related to an impairment of fixed assets and increased miscellaneous expense of $125,000. Explanations for these decreases are as follows:

     . The salary expense decrease was a result of the elimination of a direct sales and marketing staff.
     . The decrease in commissions is due to a restructuring of the commission program.
     . Miscellaneous expense has increased by $125,000 related to the terrorist attacks on the World Trade Center on September 11, 2001
     . The impairment of fixed assets is related to the removal of the Companies switching facilities in Oakland.

Interest expense for the quarter ended September 30, 2001 increased approximately $26,000 as a result of higher average note payable balances. Interest income decreased by approximately $39,000 as a result of the elimination of the Company's restricted cash balance for which the company had interest income on in 2000.

The net loss for the quarter ended September 30, 2001 was approximately $634,000 a decrease of approximately $452,000 versus the quarter ended September 30, 2000. This decrease in net loss is mostly attributable to an increased gross profit of approximately $323,000 and a decrease in SG&A expenses of approximately $188,000.

The Terrorist attacks on the World Trade Center on September 11, 2001 had a direct negative impact on the Company's performance for the quarter ended September 30, 2001. The Company lost all communication services in both the New York Metropolitan and Northern New Jersey Areas. Most of the Company's customer base in those two areas could only use the Company's services on a limited basis for up to 3 weeks. Also, the Company incurred significant expenses to retain this customer base after service was restored.

Nine months ended September 30, 2001 compared with nine months ended September
------------------------------------------------------------------------------
30, 2000.
---------

Revenue for the nine months ended September 30, 2001 increased approximately $290,000 (1%) versus the nine months ended September 30, 2000. The increase is primarily attributable to the following reasons:

The Company's revenue derived from retail sales through the agent and reseller channels increased by approximately $1,839,000. Although the per minute retail rate decreased approximately $0.0094 per minute, the Company increased the number of minutes by approximately 57 million, or about 1.25%. The Company continued to expand its private Internet web sites from which its agents are generating new orders electronically. The Company has recently issued a new selling plan with aggressive pricing to the agents. This strategy is intended to allow the Company to build the revenue base by adding additional minutes in order to offset the decline in the retail rate per minute.

The Company also generated revenues of approximately $1,208,000 from its resale of local services, which the Company did not offer until September of 2000 generating $77,000.

Revenue through the carrier sales channel decreased by approximately $3,267,000 for the nine months ended September 30, 2001, or 53% from the nine months ended September 30, 2000. The decline in carrier revenue was a result of the Company's decision to focus its sales efforts on the higher margin, lesser risk retail market.

For the nine months ended September 30, 2001, gross profit increased approximately $854,000. Gross profit as a percentage of revenues increased from 27.39% for the nine months ended September 30, 2000 to 30.12% for the nine months ended September 30, 2001, the increase in revenues as well as the network cost reductions were large enough to produce the increase in gross profit and gross profit as a percentage of sales. Also, the Company continues to increase its higher margin retail revenues and simultaneously decrease the low margin high risk carrier revenue.

Selling, general and administrative ("SG&A") expenses for the nine months ended September 30, 2001 decreased approximately $960,000 versus the amount incurred for the nine months ended September 30, 2000. This decrease in SG&A expense is mainly due to a decrease in salary expense of approximately $534,000 a decrease in commission expense of $229,000 and a decrease in legal expenses of $384,000. The amounts of the decreases were offset by increased billing expenses of $191,000, a $121,000 expense related to an impairment of fixed assets and increased miscellaneous expenses of $125,000. Explanations for these changes are as follows:

     . The salary expense decrease was a result of the elimination of a direct sales and marketing staff.
     . A restructuring of the Companies commission structure generated a savings of $229,000.
     . The decrease in legal expense is a result of the cost associated with the Company reincorporating in 2000, and also a reimbursement of $200,000 received from Startec Global Communications as a result of a settlement for an incomplete merger.
     . Billing costs have increased by $191,000 due to a 100% increase in the amount of customers.
     . Miscellaneous expense has increased by $125,000 related to the terrorist attacks on the World Trade Center on September 11, 2001.
     . The impairment of fixed assets is related to the removal of the Companies switching facilities in Oakland.

The Company experienced a $300,000 bad debt charge in the quarter ended June 30, 2001 as a result of lack of payment from one of its large prepaid calling card wholesale customer. The Company is no longer providing this type of higher risk service.

Interest expense for the quarter ended September 30, 2001 increased approximately $26,000 as a result of higher average note payable balances. Interest income decreased by approximately $55,000 as a result of the elimination of the Company's restricted cash balance for which the company had interest income on in 2000.

The net loss for the nine months ended September 30, 2001 was approximately $1,432,000, a decrease of approximately $1,734,000 versus the nine months ended September 30, 2000. This decrease in net loss is mostly attributable to increased gross profit of approximately $854,000 and a decrease in SG&A expenses of approximately $960,000, partially offset by the charge to bad debt of $300,000.

The Terrorist attacks on the World Trade Center on September 11, 2001 had a direct negative impact on the Company's performance for the quarter ended September 30, 2001. The Company lost all communication services in both the New York Metropolitan and Northern New Jersey Areas. Most of the Company's customer base in those two areas could only use the Company's services on a limited basis for up to 3 weeks. Also, the Company incurred significant expenses to retain this customer base after service was restored.

Liquidity and Capital Resources:
--------------------------------

At September 30, 2001, cash and cash equivalents were $801,888. Cash flow used in operations in for the nine months ended September 30, 2001 was approximately $1,160,000.

Working capital deficiency at September 30, 2001 was approximately $3,701,000 as compared to a deficiency of approximately $3,057,000 at December 31, 2000. The decrease in working capital was primarily due to the net loss as discussed in the Results of Operations section.

The Company has a revolving $2,000,000 credit facility with Wells Fargo Business Credit Corporation, which was renegotiated and amended on May 11, 1999 and was automatically renewed for one more year beginning on May 11, 2001. Interest on the revolving credit facility is currently calculated at the prime lending rate plus 2 3/4%, on a minimum loan balance of $750,000. The loan is collateralized by accounts receivable and fixed and intangible assets of the Company. As of September 30, 2001 the Company's outstanding balance on its credit facility was $ 1,789,298 leaving $210,702 available based on collateral, for future borrowing under the credit facility.

On July 17, 2001 the Company signed a definitive merger agreement with Covista Communications, Inc. ("Covista"). The terms of the agreement call for the acquisition of the Company for a total of 2,100,000 shares of Covista common stock (See note 2).

On July 24, 2001 the Company borrowed $200,000 from Covista Communications, Inc. for working capital. The note provides for the principal plus accrued interest to be repaid in full on July 24, 2002. Interest will be earned at a rate of 8 3/4% per annum.

On August 9, 2001 the Company borrowed $300,000 from Covista Communications, Inc. for working capital. The note provides for the Principal plus accrued interest to be repaid in full on August 9, 2002. Interest will be earned at a rate of 8 3/4% per annum. The full proceeds of this note were used to repay in full an existing $300,000 note payable to Gold & Appel Transfer, S.A., a shareholder of the Company.

The notes payable with Covista Communications, Inc. violate one of the restrictions in the Company's $2,000,000 credit facility with Wells Fargo Credit Corporation. The Company has not received a waiver of such condition of non-compliance.

On July 17, 2001 the Company executed a definitive merger agreement with Covista Communications, Inc. (Nasdaq:CVST). Under the terms of the agreement approved by the boards of directors of both companies, Capsule would become a wholly owned subsidiary of Covista. The shareholders of Capsule other than its controlling shareholder would receive 0.1116 shares of Covista common stock for each share of Capsule common stock, subject to adjustment as provided in the agreement; and Henry G. Luken, III, the controlling shareholder of Capsule, would receive
0.0838 shares of Covista common stock for each share of Capsule common stock.

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

PART II
=======
Other Information

Item 1.  Legal Proceedings

See 10-Q report for the periods ended March 31, 2001 for discussions related to settlement of previous outstanding litigation.

On July 17, 2001 the Company filed a complaint against Startec Global Communications, Inc. ("Startec"). The Company is seeking the $200,000 which remains due on a $400,000 note payable entered into between the Company and Startec on March 6, 2001, as part of a settlement related to the termination of a merger agreement between the parties. The Company is also seeking $30,000 for its legal expenses. In the complaint, the Company alleged that all amounts are due and payable immediately, and that Startec has expressly waived the benefit of all exemption laws. The Company plans to litigate this action aggressively to conclusion.

On October 5, 2001 the Company received a judgment of $117,919 from Startec Global Communications, Inc. as settlement of its outstanding action regarding the termination of a merger agreement. The funds have yet to be received, and no assurance can be made as to the success of any collection efforts.

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

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         Exhibits:

         10.1 Proposed Merger Agreement with Covista Communications Inc. (1)

         10.2 Promissory Note with Covista Communications, Inc. dated August 9, 2001. (2)

         10.3 Promissory Note with Covista Communications, Inc. dated July 24, 2001. (2)

         10.4 Amendment to Investment Agreement dated July 17, 2001. (2)

         (1)  Incorporated by reference to the July 20, 2001 form 8K.
         (2)  Incorporated by reference to the June 30, 2001 form 10Q

         Reports on Form 8-K:

                  None


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Capsule Communications, Inc.
(Registrant)

By:   /s/  David B. Hurwitz
     -------------------------
David B. Hurwitz
Chief Executive Officer

By:   /s/  Randolph A. Fry
     -------------------------
Randolph A. Fry
Chief Financial Officer
(Principal Financial and Accounting Officer)



Dated:  November 14, 2001